Form 10-Q
period 1996-03-31
HAYWOOD BANCSHARES INC
filed 1996-05-15
CIK 940941

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1996

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the transition period from                to
                                  --------------    --------------------------

   Commission file number               0-26612
                          ----------------------------------------------------

                           HAYWOOD BANCSHARES, INC.
             ---------------------------- ------------------------
            (Exact name of registrant as specified in its charter)

            North Carolina                          56-1918006
   -------------------------------       ------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

   505 North Main Street, Waynesville, North Carolina            28786
   --------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

                                (704)  456-9092
  --------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
  --------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes  X      No
                                                       ---        ---

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
   plan confirmed by a court.  Yes       No
                                   -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of May 1, 1996, shares of common stock outstanding were 1,202,556.

   PART I.  FINANCIAL INFORMATION
   ITEM I.  FINANCIAL STATEMENTS

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                                                             March 31,         December 31,
                          Assets                                1996              1995
                          ------                           -------------      ------------
                                                                      (Unaudited)

Cash on hand and in banks                                    E$1,243,331        1,467,946
Interest-bearing balances in other banks                         423,980          816,890
Federal funds sold                                               379,728          440,248
Investment securities (market value of $17,667,901
  and $17,113,475, respectively)                              17,700,000       17,100,000
Mortgage-backed securities (market value of $1,366,062
  and $1,488,416, respectively)                                1,368,510        1,419,707
Loans receivable (net of allowance for loan losses
  of $708,547 and $703,547, respectively)                    106,328,452      104,018,911
Real estate acquired in settlement of loans                    1,834,567        1,834,567
Federal Home Loan Bank stock, at cost                          1,512,200        1,512,200
Premises and equipment                                         1,785,630        1,827,077
Other assets                                                     878,524          799,417
Goodwill                                                         819,405          832,530
                                                            ------------     ------------
                                                            $134,274,327      132,069,493
                                                            ============     ============
        Liabilities and Stockholders' Equity
        ------------------------------------

Deposit accounts:
Noninterest-bearing                                         $    122,622          122,427
Interest-bearing, including $12,173,532 and $10,754,929,
respectively, of time deposits for $100,000 or more          109,444,749      108,640,828
                                                            ------------     ------------
                                                             109,567,371      108,763,255
Note payable                                                   1,000,000            -
Accrued expenses and other liabilities                         2,060,144        1,889,969
                                                             -----------     ------------
Total liabilities                                            112,627,515      110,663,224
                                                             -----------     ------------
ESOP stock subject to put option                               2,470,355        2,470,355

Stockholders' equity:
   Serial preferred stock, $1.00 par value,
     5,000,000 shares authorized; no shares
     issued or outstanding                                           -                -
   Common stock, $1.00 par value, 10,000,000
     shares authorized; 1,289,072 and 1,287,372
     shares issued and outstanding, respectively               1,289,072        1,287,372
   Additional paid-in capital                                  4,837,894        4,798,452
   Retained income, substantially restricted                  16,024,491       15,825,090
   ESOP stock subject to put option, 175,000
        common shares at $17 per share                        (2,975,000)      (2,975,000)
                                                            ------------     ------------
                Total stockholders' equity                    19,176,457       18,935,914
                                                            ------------     ------------
                                                            $134,274,327      132,069,493
                                                            ============     ============

See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                       Consolidated Statements of Income

                                                               Three months ended March 31
                                                                        (Unaudited)
                                                            ----------------------------------

                                                                 1996                1995
                                                            ---------------    ---------------
Interest income:
    Loans                                                        $2,165,209          $2,048,740
    Investment securities-U.S. Government agencies                  239,942             288,175
    Mortgage-backed securities                                       29,700              34,957
    Interest-bearing balances in other banks                          6,545               7,287
    Federal funds sold                                                8,249               5,211
    Other                                                            27,259              27,014
                                                                 ----------          ----------
          Total interest income                                   2,476,904          $2,411,384
                                                                 ----------          ----------
Interest expense:
    Deposits, including $133,332 in 1996 and
      $119,100 in 1995, on time deposits for
      $100,000 or more                                            1,264,386           1,129,279
    Other borrowed money                                                -                 3,215
                                                                -----------          ----------
          Total interest expense                                  1,264,386           1,132,494
                                                                 ----------          ----------

          Net interest income                                     1,212,518           1,278,890
Provision for loan losses                                             5,000               5,000
                                                                 ----------          ----------
          Net interest income after provision
               for loan losses                                    1,207,518           1,273,890
                                                                 ----------          ----------
Other income:
    Insurance income, net                                            37,394              33,791
    Service charges on deposits                                      21,234              13,579
    Rental income                                                    11,491              15,025
    Real estate operations, net                                     107,802              57,927
         Other income                                                 9,923              10,067
                                                                 ----------          ----------
          Total other income, net                                   187,844             130,389
                                                                 ----------         -----------
General and administrative expenses:
    Salaries and employee benefits                                  462,621             413,284
    Occupancy and equipment                                          98,787             106,628
    Federal and other insurance premiums                             71,615              68,699
    Amortization of goodwill                                         13,125              13,125
    Other expenses                                                  156,222             189,639
                                                                    ----------          ----------
               Total general and administrative expenses               802,370             791,375
                                                                    ----------          ----------

               Income before income taxes                           592,992             612,904
Income taxes                                                        222,000             231,000
                                                                 ----------          ----------
               Net income                                        $  370,992             381,904
                                                                 ==========          ==========
Per share amounts-Net income                                           $.29                 .30
                                                                 ==========          ==========

See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                       Three Months ended March 31, 1996
                                  (Unaudited)




                                                  Additional               ESOP Stock       Total
                                       Common      Paid-in     Retained    Subject to   Stockholders'
                                        Stock      Capital      Income     Put Option       Equity
                                     -----------  ----------  -----------  -----------  --------------


  Balance at December 31, 1995        $1,287,372   4,798,452  15,825,090    (2,975,000)     18,935,914
  Stock options exercised                  1,700       7,863         -             -             9,563
  Net income                                 -           -       370,992           -           370,992
  Cash dividends declared on
     common stock, $.13 per share            -           -      (167,579)          -          (167,579)
  Principal repayment of
     ESOP debt                               -        15,600         -             -            15,600
  Release and allocation of ESOP
     shares                                  -        15,979       (4,012)         -            11,967
                                     -----------   ---------  ----------   ----------     -----------
  Balance at March 31, 1996          $ 1,289,072   4,837,894  16,024,491   (2,975,000)     19,176,457
                                     ===========   =========  ==========   ==========      ==========



  See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows



                                                           Three months ended March 31
                                                                   (Unaudited)
                                                           ---------------------------

                                                                1996          1995
                                                            ------------   ------------
Cash flows from operating activities:
 Net income                                                     $370,992        381,904
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for loan losses                                     5,000          5,000
     Accretion of discount on loans                              (10,500)       (10,500)
     Depreciation                                                 47,412         48,443
     Amortization of goodwill                                     13,125         13,125
     Decrease in allowance for uncollected interest              (10,492)        (7,385)
     Increase in other assets                                    (79,107)      (107,052)
     Increase in accrued expenses and other liabilities          187,521        264,827
     Increase in deferred loan fees                               22,233          6,829
                                                            ------------   ------------

        Net cash provided by operating activities                546,184        595,191
                                                            ------------   ------------

Cash flows from investing activities:
 Purchases of investment securities                           (2,400,000)      (300,000)
 Proceeds from maturities of investment securities             1,800,000        900,000
 Principal collected on mortgage-backed securities                51,197         65,255
 Loan principal repayments (originations), net                (2,315,782)      (772,512)
 Purchases of premises and equipment                              (5,965)        (3,020)
                                                            ------------   ------------

        Net cash used in investing activities                 (2,870,550)      (110,277)
                                                            ------------   ------------

Cash flows from financing activities:
 Net increase (decrease) in certificates of deposit              238,614      1,993,018
 Net increase (decrease) in other deposits                       565,502     (2,035,008)
 Proceeds from issuance of long-term debt                      1,000,000            -
 Cash dividends paid                                            (167,358)      (153,687)
 Proceeds from issuance of common stock upon
   exercise of stock options                                       9,563          9,281
                                                            ------------   ------------

        Net cash used in financing activities                  1,646,321       (186,396)
                                                            ------------   ------------

Net increase (decrease) in cash and cash equivalents            (678,045)       298,518
Cash and cash equivalents at beginning of period               2,725,084      1,707,898
                                                            ------------   ------------

Cash and cash equivalents at end of period                    $2,047,039      2,006,416
                                                            ============   ============

                                                                     (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY



                                                      Three Months ended March 31
                                                             (Unaudited)
                                                     -----------------------------
                                                        1996             1995
                                                     -------------    ------------

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                          $ 1,288,816         1,132,494
   Income taxes                                           44,000            45,798
                                                     ===========      ============


  Supplemental schedule of noncash investing
   and financing activities:
      Dividends payable                                 $167,579           153,885
                                                     ===========      ============

  See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                 March 31, 1996
                                  (Unaudited)


   (1) Presentation of Financial Statements
       ------------------------------------

       The unaudited consolidated financial statements within Item 1 include, in the opinion of management of Haywood Bancshares, Inc., all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such consolidated financial statements for the periods indicated.

   (2) Summary of Significant Accounting Policies
       ------------------------------------------

       For a description of the significant accounting and reporting policies, see note (1) in the notes to the December 31, 1995 consolidated financial statements of the 1995 annual report.

   (3) Cash and Cash Equivalents
       -------------------------

       Cash and cash equivalents include cash on hand and in banks, interest-bearing balances in other banks, and federal funds sold.
       Generally, cash and cash equivalents are considered to have maturities of three months or less.


   (4) Allowance for Loan Losses
       -------------------------


       The following is a reconciliation of the allowance for loan losses for the three months ended March 31, 1996 and 1995:

                                              1996        1995
                                            ---------    -------
          Balance at beginning of period     $703,547    683,547
          Provision for loan losses             5,000      5,000
                                             --------   --------
          Balance at end of period           $708,547    688,547
                                             ========   ========

   (5) Stock Options
       -------------

        During the three month period ended March 31, 1996, 1,700 incentive stock options were exercised at an option price of $5.63 per share.

    (6) Formation of Bank Holding Company
        ---------------------------------

        Effective on February 28, 1995, Haywood Bancshares, Inc. (the Holding Company) was incorporated, solely for the purpose of becoming the holding company for Haywood Savings Bank, Inc., SSB. The Holding Company's Registration Statement on Form S-4 became effective with the Securities and Exchange Commission on April 7, 1995. The stockholders of Haywood Savings Bank, Inc., SSB approved the Agreement and the Plan of Reorganization on May 2, 1995 and the reorganization was completed on June 30, 1995.

        The comparative three months ended March 31, 1995 financial statements presented represent the financial statements for the wholly-owned subsidiary, Haywood Savings Bank, Inc., SSB.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



   (7)    Subsequent Event
          ----------------

          In April and May 1996, Haywood Bancshares, Inc. repurchased 86,516 shares of common stock at $18 per share in connection with the stock repurchase program announced on August 8, 1995 which permits repurchases of up to 10% of the 1,287,372 outstanding shares. Haywood Bancshares, Inc. will retire all repurchased shares.

   (8)    Other Accounting Changes
          ------------------------

          Effective January 1, 1996 the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of the Standard had no impact on the Corporation's financial statements.

          The Financial Accounting Standards Board (FASB) has issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however, those servicing rights are acquired. The Corporation adopted SFAS No. 122 effective January 1, 1996. As the Corporation does not generally originate loans held for sale, the adoption of SFAS No. 122 has had no affect on the financial statements.

          The FASB has also issued Standard No. 123, "Accounting for Stock-Based Compensation," which requires that the fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of income as of the date of grant of awards related to such plans or that the impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles
          Board Opinion No. 25, "Accounting for Stock Issued to Employees"
          (APB 25). The Corporation will continue such accounting under the provisions of APB 25. This Standard is required for fiscal years beginning after December 15, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


   Comparison of Financial Condition and Operating Results as of and for
   ---------------------------------------------------------------------
   the Three Months ended March 31, 1996 and 1995
   ----------------------------------------------


   Net income for the first quarter of 1996 declined to $370,992, or $0.29 per share, from $381,904 or $0.30 per share, during the first quarter of 1995. Average shares outstanding were 1,287,939 and 1,281,272 during the first quarters of 1996 and 1995, respectively. The decline in net income was attributable to a decrease in net interest income and an increase in general and administrative expenses which offset an increase in other income and a decrease in income taxes.

   Total interest income in 1996 was $2,476,904, a $65,520 increase from the same period in 1995. The primary reason for the change was an increase in the average yield on interest earning assets (see table below) along with an increase in the balance of average interest earning assets of approximately $2.8 million, or 2.2%. Interest expense in 1996 increased from 1995 by $131,892, or 11.6%, due to an increase in the average rate on interest bearing liabilities (see table below) and offset partially by an approximate $1.6 million, or 1.5%, decrease in the average balance of interest bearing liabilities. The overall net effect of these changes was a $66,372 decrease in net interest income before provision for loan losses and a decrease in the interest rate spread between interest earning assets and interest bearing liabilities from 3.62% in 1995 to 3.10% in 1996.

   Other income increased $57,455, or 44.1%, in 1996 compared to the same period in 1995 primarily as a result of an increase in net real estate operations, which relates to net rental income from a significant piece of real estate owned.

   General and administrative expenses increased $10,995, or 1.4%, in 1996 compared to 1995. Increases were experienced in salaries and employee benefits (due mainly to annual salary increases) and federal and other insurance premium expense. Offsetting these increases were decreases in occupancy and equipment expense and miscellaneous other expenses.

   As a result of these and other factors, income before income taxes decreased $19,912, or 3.2%, in 1996 versus 1995. Income tax expense of $222,000 during the period resulted in an effective income tax rate of 37.4% compared to 37.7% in 1995.

   Haywood Savings' loan portfolio increased by approximately $2.3 million during the three months ended March 31, 1996. Loan originations for the period were approximately $8 million. For the same period in 1995, loan originations were approximately $6.5 million and the loan portfolio increased by approximately $779,000.

   Comparative yields, costs and spreads for the respective periods are as follows:

                                                       Three Months             Twelve Months
                                                          ended         At          ended
                                                        March 31,    March 31,   December 31,
                                                1996       1995        1996          1995
                                                -----  ------------  ---------  --------------

Average yield on interest earning assets        7.74%      7.70        7.57           7.86%
Average rate on interest bearing liabilities    4.64       4.08        4.93           4.54
                                                ----       ----        ----           ----
Asset/liability spread                          3.10%      3.62        2.64           3.32%
                                                ====       ====        ====           ====


   Asset Quality
   -------------

   Haywood Bancshares' allowance for loan losses as a percentage of outstanding loans remained stable at .66% at March 31, 1996 compared to .67% at December 31, 1995. At March 31, 1996, nonaccrual loans were 1,456,000 compared to $1,285,000 at December 31, 1995. There were no charge-offs during the three month periods ended March 31, 1996 and 1995. Management recorded provisions for loan losses of $5,000 for the three month periods ended March 31, 1996 and 1995. Management remains conscious of the judgmental nature of the allowance for loan losses and the need for periodically evaluating the risk inherent in the loan portfolio.

   Liquidity
   ---------

   Haywood Bancshares' asset-liability management policy is to maintain and enhance the net interest income and provide adequate liquidity to meet continuing loan demand, withdrawal requirements, and pay for normal operating expenses. Liquidity is primarily provided by the ability to attract deposits, maturities in the investment portfolio, loan repayments, and current earnings.

   At March 31, 1996, Haywood Bancshares had approximately $19.7 million in cash, interest bearing balances in other banks, federal funds sold, and investment securities. Management believes that the level of liquidity at March 31, 1996, is adequate and in compliance with regulatory requirements.

   Capital Resources
   -----------------

   Haywood Savings must comply with regulatory capital requirements established by the FDIC. At March 31, 1996 Haywood Savings' leverage capital ratio (Tier I Capital less certain intangible assets to total assets) was 13.67%. The FDIC has not advised Haywood Savings of any specific leverage ratio applicable to it. Also, Haywood Savings exceeds the minimum FDIC requirements for total risk-based capital (8%). The Holding Company must comply with FRB capital requirements which are substantially the same.

   Regulatory Matters and Contingencies
   ------------------------------------

   Various proposals are being considered by the United States Congress concerning a possible merger of the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). Central to that discussion is the recapitalization of the SAIF prior to such a merger, and most of the proposals mandate a special one-time assessment of SAIF-insured deposits. As of March 31, 1995, the proposed measurement date, the Bank had total SAIF deposits of approximately $110 million. While a final assessment rate is yet to be determined, proposals have ranged up to $0.85 per $100 of SAIF-insured deposits. Due to the uncertainty as to which, if any, of the various proposals will be adopted and the ultimate amount of the assessment to be levied, the impact of the proposals and the assessment is impossible to predict with certainty at this time.

   Management is not presently aware of any current recommendations to the Corporation or to Haywood Savings by regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Not applicable.

     (b) Reports on Form 8-K. During the quarter ended March 31, 1996, no current reports on Form 8-K were filed with the Commission by the Corporation.

                                   SIGNATURES
                                   ----------


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HAYWOOD BANCSHARES, INC.
                                                 (Registrant)



Date:            May 10, 1996              By:     /s/ Larry R. Ammons
                 ------------                  ------------------------
                                               Larry R. Ammons
                                               (President and Principal
                                               Executive Officer)
                                               (Duly Authorized
                                               Representative)



Date:            May 10, 1996              By:    /s/ Jack T. Nichols
                 ------------                   ------------------------
                                                Jack T. Nichols
                                                (Principal Financial Officer
                                                and Principal Accounting
                                                Officer)