Form 10-Q
period 1996-06-30
HAYWOOD BANCSHARES INC
filed 1996-08-13
CIK 940941

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1996

                                 or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

               Commission file number   1-11819
                                        -------

                     HAYWOOD BANCSHARES, INC.
                    ---------------------------
     (Exact name of registrant as specified in its charter)

      North Carolina                               56-1918006
- -----------------------------                   ------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

 505 North Main Street, Waynesville, North Carolina      28786
- -----------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

                             (704)  456-9092
                          --------------------
            (Registrant's telephone number, including area code)

                             NOT APPLICABLE
                          -------------------
(Former name, former address, and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of July 23, 1996, shares of common stock outstanding were 1,200,856.

                            PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------
                      HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Financial Condition

                                                  June 30,       December 31,
                                                    1996             1995
                                                 ----------      ------------
ASSETS                                          (Unaudited)
- ------
Cash on hand and in banks                       $  1,193,156     $  1,467,946
Interest-bearing balances in other banks             312,980          816,890
Federal funds sold                                   100,332          440,248
Investment securities (market value of
  $14,928,965 and $17,113,475, respectively)      15,094,099       17,100,000
Mortgage-backed securities (market value
  of $1,260,421 and $1,488,416, respectively)      1,242,445        1,419,707
Loans receivable (net of allowance for
  loan losses of $713,547 and $703,547,
  respectively)                                  107,219,457      104,018,911
Real estate acquired in settlement of loans        1,834,567        1,834,567
Federal Home Loan Bank stock, at cost              1,512,200        1,512,200
Premises and equipment                             1,753,807        1,827,077
Other assets                                         818,808          799,417
Goodwill                                             806,280          832,530
                                                ------------     ------------
                                                $131,888,131     $132,069,493
                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Deposit accounts:
  Noninterest-bearing                           $    122,837     $    122,427
  Interest-bearing, including $11,286,510
  and $10,754,929,  respectively, of time
  deposits for $100,000 or more                  108,680,857      108,640,828
                                                ------------     ------------
                                                 108,803,694      108,763,255
Note payable                                         800,000              --
Accrued expenses and other liabilities             1,966,150        1,889,969
                                                ------------     ------------
          Total liabilities                      111,569,844      110,663,224
                                                ------------     ------------

Stockholders' equity:
  Serial preferred stock, $1.00 par
  value, 5,000,000 shares authorized;
  no shares issued or outstanding                         --               --
  Common stock, $1.00 par value, 10,000,000
    shares authorized; 1,206,556 and
    1,287,372 shares issued and outstanding,
    respectively                                   1,206,556        1,287,372
  Additional paid-in capital                       3,240,807        4,652,561
  Retained income, substantially restricted       16,198,478       15,825,090
                                                 -----------      -----------
                                                  20,645,841       21,765,023
  Less obligation in connection with funds used to
    acquire common shares by ESOP                   (327,554)        (358,754)
                                                -------------    -----------
          Total stockholders' equity              20,318,287       21,406,269
                                                ------------     ------------
                                                $131,888,131     $132,069,493
                                                ============     ============

See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Income

                                                   Six months ended June 30
                                                          (Unaudited)
                                                   ------------------------
                                                     1996            1995
                                                   -------          -------

Interest income:
  Loans                                          $4,371,394       $4,242,213
  Investment securities-U.S. Government
    agencies                                        447,059          559,324
  Mortgage-backed securities                         56,891           69,603
  Interest-bearing balances in other banks            9,477           18,877
  Federal funds sold                                 14,765           14,284
  Other                                              54,518           54,347
                                                 ----------       ----------
          Total interest income                   4,954,104        4,958,648
                                                 ----------       ----------
Interest expense:
  Deposits, including $233,725 in 1996
    and $221,105 in 1995, on time deposits
    for $100,000 or more                          2,527,501        2,484,661
  Other borrowed money                               13,979            3,215
                                                 ----------       ----------
          Total interest expense                  2,541,480        2,487,876
                                                 ----------       ----------
  Net interest income                             2,412,624        2,470,772
  Provision for loan losses                          10,000           10,000
                                                 ----------       ----------
  Net interest income after provision
    for loan losses                               2,402,624        2,460,772
                                                 ----------       ----------

Other income:
  Insurance income, net                              74,982           65,320
  Service charges on deposits                        37,853           27,063
  Rental income                                      23,007           28,742
  Real estate operations, net                       208,168          130,598
  Other income                                       18,509           20,527
                                                 ----------        ---------
          Total other income, net                   362,519          272,250
                                                 ----------        ---------
General and administrative expenses:
  Salaries and employee benefits                    911,439          833,732
  Occupancy and equipment                           187,697          194,995
  Federal and other insurance premiums              141,190          132,620
  Amortization of goodwill                           26,250           26,250
  Other expenses                                    382,149          407,368
                                                 ----------       ----------
          Total general and administrative
            expenses                              1,648,725        1,594,965
                                                 ----------       ----------

          Income before income taxes              1,116,418        1,138,057
  Income taxes                                      409,000          436,000
                                                 ----------       ----------
          Net income                             $  707,418       $  702,057
                                                 ==========       ==========
Per share amounts-Net income                     $      .60       $      .55
                                                 ==========       ==========

See accompanying notes to consolidated financial statements.

                       HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income

                                                  Three months ended June 30
                                                          (Unaudited)
                                                   -------------------------
                                                     1996             1995
                                                   --------         --------

Interest income:  Loans                            $2,206,185      $2,193,473
  Investment securities - U.S. Government             207,117         271,149
  Mortgage-backed securities                           27,191          34,646
  Interest-bearing balances in other banks              2,932          11,590
  Federal funds sold                                    6,516           9,073
  Other                                                27,259          27,333
                                                   ----------      ----------
          Total interest income                     2,477,200       2,547,264
                                                   ----------      ----------

Interest expense:
  Deposits, including $100,393 in 1996 and
    $102,005 in 1995 on time deposits for
    $100,000 or more                                1,263,115       1,355,382
  Other borrowed money                                 13,979              --
                                                   ----------      ----------
          Total interest expense                    1,277,094       1,355,382
                                                   ----------      ----------
          Net interest income                       1,200,106       1,191,882
  Provision for loan losses                             5,000           5,000
                                                   ----------      ----------
          Net interest income after provision
            for loan losses                         1,195,106       1,186,882
                                                   ----------      ----------

Other income:
  Insurance income, net                                37,588          31,529
  Service charges on deposits                          16,619          13,484
  Rental income                                        11,516          13,717
  Real estate operations, net                         100,366          72,671
  Other income                                          8,586          10,460
                                                   ----------       ---------
          Total other income, net                     174,675         141,861
                                                   ----------       ---------
General and administrative expenses:
  Salaries and employee benefits                      448,818         420,448
  Occupancy and equipment                              88,910          88,367
  Federal and other insurance premiums                 69,575          63,921
  Amortization of goodwill                             13,125          13,125
  Other expenses                                      225,927         217,729
                                                   ----------       ---------
          Total general and administrative
            expenses                                  846,355         803,590
                                                   ----------       ---------

          Income before income taxes                  523,426         525,153
Income taxes                                          187,000         205,000
                                                   ----------       ---------

          Net income                               $  336,426       $ 320,153
                                                   ==========       =========
Net income per share                               $      .29       $     .25
                                                   ==========       =========

See accompanying notes to consolidated financial statements.

                       HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Stockholders' Equity

                           Six Months ended June 30, 1996
                                    (Unaudited)

                                               Additional                                 Total
                                      Common     Paid-in     Retained     Obligation    Stockholders'
                                      Stock      Capital      Income       of ESOP        Equity
                                    --------   ----------    --------     ----------    ------------

Balance at December 31, 1995       $1,287,372  $ 4,652,561  $15,825,090    $(358,754)    $21,406,269
Stock options exercised                 5,700       23,863           --           --          29,563
Repurchase of common stock            (86,516)  (1,470,772)          --           --      (1,557,288)
Net income                                 --           --      707,418           --         707,418
Cash dividends paid on common
  stock, $.13 per share                    --           --     (167,579)          --        (167,579)
Cash dividends declared on
  common stock, $.13 per share             --           --     (156,852)          --        (156,852)
Principal repayment of ESOP debt           --                        --       31,200          31,200
Release and allocation of ESOP
  shares                                   --       35,155       (9,599)          --          25,556
                                   ----------  -----------  -----------    ---------     -----------
Balance at June 30, 1996           $1,206,556  $ 3,240,807  $16,198,478    $(327,554)    $20,318,287
                                   ==========  ===========  ===========    =========     ===========






























See accompanying notes to consolidated financial statements.

                   HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows

                                                 Six months ended June 30
                                                        (Unaudited)
                                                 ------------------------
                                                   1996          1995
                                                 -------        -------
Cash flows from operating activities:
  Net income                                      $   707,418   $   702,057
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                        10,000        10,000
      Accretion of discount on loans                  (21,000)      (21,000)
      Depreciation                                     94,009        97,096
      Amortization of goodwill                         26,250        26,250
      Increase (decrease) in allowance for
        uncollected interest                          (16,470)      (47,767)
      Net gain on sale of assets                           --        (4,951)
      Increase in other assets                        (19,391)      (49,571)
      Increase in accrued expenses and other
        liabilities                                   133,443       313,808
      Increase (decrease) in deferred loan fees        15,866        34,885
                                                  -----------   -----------
        Net cash provided by operating activities     930,125     1,060,807
                                                  -----------   -----------

Cash flows from investing activities:
  Purchases of investment securities               (3,300,000)     (300,000)
  Proceeds from maturities of investment
    securities                                      5,305,901      2,600,000
  Principal collected on mortgage-backed
    securities                                        177,262          90,686
  Loan principal repayments (originations),net     (3,188,942)     (3,118,215)
  Proceeds from sales of real estate acquired
    in settlement of loans                                 --          44,937
  Capital items related to real estate acquired
    in settlement of loans                                 --         (17,630)
  Purchases of premises and equipment                 (20,739)        (11,960)
                                                  -----------     -----------

        Net cash used in investing activities      (1,026,518)       (712,182)
                                                  -----------     -----------

Cash flows from financing activities:
  Net increase (decrease) in certificates
    of deposit                                         59,886       4,574,204
  Net increase (decrease) in other deposits           (19,447)     (2,853,499)
  Proceeds from note payable                        1,000,000              --
  Repayment of note payable                          (200,000)             --
  Repurchase of common stock                       (1,557,288)             --
  Cash dividends paid                                (334,937)       (307,572)
  Proceeds from issuance of common stock upon
    exercise of stock options                          29,563          37,406
                                                  -----------     -----------
        Net cash provided by (used in) financing
          activities                               (1,022,223)      1,450,539
                                                  -----------     -----------
  Net increase (decrease) in cash and cash
    equivalents                                    (1,118,616)      1,799,164
  Cash and cash equivalents at beginning of
   period                                           2,725,084       1,707,898
                                                  -----------     -----------
  Cash and cash equivalents at end of period      $ 1,606,468     $ 3,507,062
                                                  ===========     ===========
                                                                 (Continued)
                                       6

                      HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows

                                                    Six months ended June 30
                                                          (Unaudited)
                                                   ------------------------
                                                     1996            1995
                                                   -------          -------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest                                        $ 2,552,768      $ 2,388,576
  Income taxes                                    $   442,466      $   444,198
                                                  ===========      ===========

Supplemental schedule of noncash investing and
  financing activities:
  Loans receivable transferred to real estate
    acquired in settlement of loans                        --           47,278
  Dividends payable                               $   156,852     $    154,485
                                                  ===========     ============



















See accompanying notes to consolidated financial statements.

                      HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                               JUNE 30, 1996
                                (Unaudited)

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

(4)  Allowance for Loan Losses
     -------------------------

The following is a reconciliation of the allowance for loan losses for the six months ended June 30, 1996 and 1995:

                                          1996              1995
                                         ------            ------
Balance at beginning of period          $703,547          $683,547
Provision for loan losses                 10,000            10,000
                                        --------          --------
Balance at end of period                $713,547          $693,547
                                        ========          ========

(5)  Stock Options
     -------------

During the six month period ended June 30, 1996, 1,700 incentive and 4,000 non-incentive stock options were exercised at an option price of $5.63 and $5.00 per share, respectively.

(6)  Formation of Bank Holding Company
     ---------------------------------

Effective on February 28, 1995, Haywood Bancshares, Inc. (the Holding Company) was incorporated, solely for the purpose of becoming the holding company for Haywood Savings Bank, Inc., SSB. The Holding Company's Registration Statement on Form S-4 became effective with the Securities and Exchange Commission on April 7, 1995. The stockholders of Haywood Savings Bank, Inc., SSB approved the Agree-ment and the Plan of Reorganization on May 2, 1995 and the reorganization was completed on June 30, 1995.

The comparative six months ended June 30, 1995 financial statements presented represent the financial statements for the wholly-owned subsidiary, Haywood Savings Bank, Inc., SSB.

                   HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements

(7)  Stock Repurchase
     ----------------

In April and May 1996, Haywood Bancshares, Inc. repurchased 86,516 shares of common stock at $18 per share in connection with the stock repurchase program announced on August 8, 1995 which permits repurchases of up to 10% of the 1,287,372 outstanding shares.
Additionally, 5,700 shares were repurchased in July 1996. Haywood Bancshares, Inc. will retire all repurchased shares.

(8)  Accounting Changes
     ------------------

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

(9)  Employee Stock Ownership Plan
     -----------------------------

The Corporation has an employee stock ownership plan (ESOP) whereby 126,000 shares, or approximately 10% of the stock issued in conjunction with Haywood Savings' conversion from a mutual to a stock association, were purchased for future issuance to employees.
Additionally, in 1994, the Plan purchased 49,000 shares of common stock at $12.00 per share for future issuance to employees.

The stock in the ESOP Plan has a put feature available to the ESOP participants if the stock is not listed on a national securities exchange. Prior to June 20, 1996, the Corporation's stock was not listed on a national securities exchange. Accordingly, the 1995 annual report reported the 175,000 shares of ESOP stock, net of 29,685 unreleased shares associated with an outstanding ESOP Loan, outside shareholders' equity at their fair value. However, effective June 20, 1996, the Corporation's stock became listed on the American Stock Exchange, negating the put feature and the need to report the ESOP shares separately. As a result, the December 31, 1995 balances have been restated to reflect this change in fact and related reporting for comparative purposes.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
- ------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS AS OF AND
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Net income in 1996 increased to $707,418, or $.60 per share, from $702,057 or $0.55 per share, in 1995. The increase in net income was attributable to an increase in other income and a decrease in income taxes partially offset by a decrease in net interest income and an increase in general and administrative expenses. Earnings per share was also impacted by repurchased and retired shares.

     Total interest income in 1996 was $4,954,104, a $4,544 decrease from the same period in 1995. The primary reason for the small change was a decrease in the average yield on interest earning assets (see table below) with an increase in the balance of average interest earning assets of approximately $3.2 million, or 2.6%. Interest expense in 1996 increased from 1995 by $53,604, or 2.2%, due to an increase in the average rate on interest bearing liabilities (see table below) and offset partially by an approximate $1.5 million, or 1.4%, decrease in the average balance of interest bearing liabilities. The overall net effect of these changes was a $58,148 decrease in net interest income before provision for loan losses and a decrease in the interest rate spread between interest earning assets and interest bearing liabilities from 3.43% in 1995 to 3.06% in 1996.

     Other income increased $90,269, or 33.2%, in 1996 compared to the same period in 1995 primarily as a result of an increase in net real estate operations, which relates to net rental income from a significant piece of real estate owned.

     General and administrative expenses increased $53,760, or 3.4%, in 1996 compared to 1995. Increases were experienced in salaries and employee benefits (due mainly to annual salary increases) and federal and other insurance premium expense. Offsetting these increases were decreases in occupancy and equipment expense and miscellaneous other expenses.

     As a result of these and other factors, income before income taxes decreased $21,639, or 1.9%, in 1996 versus 1995. Income tax expense of $409,000 during the period resulted in an effective income tax rate of 36.6% compared to 38.3% in 1995.

     Haywood Savings' loan portfolio increased by approximately $3.2 million during the six months ended June 30, 1996. Loan originations for the period were approximately $14.7 million. For the same period in 1995, loan originations were approximately $13.4 million and the loan portfolio increased by approximately $3.1 million.

Comparative yields, costs and spreads for the respective periods are as follows:

                                                                 Twelve Months
                                   Six Months Ended       At         Ended
                                        June 30,        June 30,  December 31,
                                   1996        1995      1996         1995
                                  ------      ------   -------   -------------
Average yield on interest
  earning assets                   7.69%      7.89%     7.66%       7.86%
Average rate on interest bearing
  liabilities                      4.63       4.46      4.82        4.54
                                   ----       ----      ----        ----
    Asset/liability spread         3.06%      3.43%     2.84%       3.32%
                                   ====       ====      ====        ====

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30,
1996 AND 1995

     Net income in 1996 increased to $336,426, or $.29 per share, from $320,153, or $.25 per share, in 1995. The increase in net income was the result of improvements in net interest income and other income as well as a decrease in income taxes all of which offset an increase in general and administrative expenses. Earnings per share was also impacted by repurchased and retired shares.

     Total interest income for the 1996 period was $2,477,200, a $70,064, or 2.8%, decrease from the same period in 1995. The primary reason for the change was a decrease in the average yield on interest earning assets from 8.08% for 1995 to 7.63% for 1996. This decrease in yield was partially offset by a 3.0% increase in the balance of average interest earning assets. Interest expense for the 1996 quarter was $1,277,094, a $78,288, or 5.8%, decrease from the 1995 quarter due primarily to a decrease in the average rate on interest bearing liabilities from 4.89% for 1995 to 4.61% for 1996. The overall net effect of these changes was an $8,224 increase in net interest income before provision for loan losses and a decrease in the interest rate spread between interest earning assets and interest bearing liabilities from 3.19% in 1995 to 3.02% in 1996.

     Other income increased $32,814, or 23.1%, in 1996 compared to the same period in primarily as a result of an increase in net real estate operations, which relates to net rental income from a significant piece of real estate owned.

     General and administrative expenses increased $42,765, or 5.3%, in 1996 compared to the same period in 1995. Increases were experienced in salaries and employee benefits, occupancy and equipment expenses, federal and other insurance premiums, and miscellaneous other expenses.

     As a result of these and other factors, income before income taxes decreased $1,727, or .3%, in 1996 versus 1995. Income tax expense of $187,000 during the period resulted in an effective income tax rate of 35.7% compared to 39.0% in 1995.

ASSET QUALITY

     Haywood Bancshares' allowance for loan losses as a percentage of outstanding loans remained stable at .66% at June 30, 1996 compared to .67% at December 31, 1995. At June 30, 1996, nonaccrual loans were $1,380,000 compared to $1,285,000 at December 31, 1995. There were no charge-offs during the six month periods ended June 30, 1996 and 1995. Management recorded provisions for loan losses of $10,000 for the six month periods ended June 30, 1996 and 1995. Management remains conscious of the judgmental nature of the allowance for loan losses and the need for periodically evaluating the risk inherent in the loan portfolio.

LIQUIDITY

     Haywood Bancshares' asset-liability management policy is to maintain and enhance the net interest income and provide adequate liquidity to meet continuing loan demand, withdrawal requirements, and pay for normal operating expenses. Liquidity is primarily provided by the ability to attract deposits, maturities in the investment portfolio, loan repayments, and current earnings.

     At June 30, 1996, Haywood Bancshares had approximately
$16.7 million in cash, interest bearing balances in other banks, federal funds sold, and investment securities. Management believes that the level of liquidity at June 30, 1996, is adequate and in compliance with regulatory requirements.

CAPITAL RESOURCES

     Haywood Savings must comply with regulatory capital requirements established by the FDIC. At June 30, 1996 Haywood Savings' leverage capital ratio (Tier I Capital less certain intangible assets to total assets) was 14.79%. The FDIC has not advised Haywood Savings of any specific leverage ratio applicable to it. Also, Haywood Savings exceeds the minimum FDIC requirements for total risk-based capital (8%). The Holding Company must comply with FRB capital requirements which are substantially the same.

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

                           PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- ------------------------------------------
     (a) Exhibits. The following exhibits are being filed with the report.

          Exhibit
          Number             Description
         --------            -----------

           27               Financial Data Schedule (EDGAR ONLY)


     (b)  Reports on Form 8-K.  During the quarter ended June 30,
1996, no current reports on Form 8-K were filed with the Commission by the Corporation.

SIGNATURES
- ----------


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                HAYWOOD BANCSHARES, INC.
                                     (Registrant)




Date: July 25, 1996            By:/s/ Larry R. Ammons
                                  Larry R. Ammons
                                  (President and Principal
                                  Executive Officer)
                                  (Duly Authorized Representative)




Date: July 25, 1996            By: /s/ Jack T. Nichols
                                   Jack T. Nichols
                                   (Principal Financial Officer
                                   and Principal Accounting
                                   Officer)