Form 10-Q
period 1996-09-30
HAYWOOD BANCSHARES INC
filed 1996-11-14
CIK 940941

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1996

                                 or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

               Commission file number   1-11819
                                        -------

                     HAYWOOD BANCSHARES, INC.
                    ---------------------------
     (Exact name of registrant as specified in its charter)

      North Carolina                            56-1918006
-----------------------------                ----------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

 505 North Main Street, Waynesville, North Carolina      28786
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                             (704) 456-9092
                             --------------
            (Registrant's telephone number, including area code)

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

       As of November 1, 1996, shares of common stock outstanding were 1,287,372.

                            PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
                      HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Financial Condition

                                                September 30,    December 31,
                                                    1996             1995
                                                 ----------      ------------
ASSETS                                          (Unaudited)
------
Cash
Cash on hand and in banks                       $  1,301,032       1,467,946
Interest-bearing balances in other banks             524,684         816,890
Federal funds sold                                 1,088,413         440,248
Investment securities (market value of
  $13,481,440 and $17,113,475, respectively)      13,594,099      17,100,000
Mortgage-backed securities (market value of
     $1,178,193 and $1,488,416, respectively)      1,152,291       1,419,707
Loans receivable (net of allowance for loan
  losses of $718,547 and $703,547 respectively)  106,733,477     104,018,911
Real estate acquired in settlement of loans        1,790,187       1,834,567
Federal Home Loan Bank stock, at cost              1,512,200       1,512,200
Premises and equipment                             1,708,230       1,827,077
Other assets                                         661,050         799,417
Goodwill                                             793,155         832,530
                                                ------------     -----------
                                                $130,858,818     132,069,493
                                                ============     ===========
     Liabilities and Stockholders' Equity
     ------------------------------------

Deposit accounts:
   Noninterest-bearing                               $    179,842         122,427
   Interest-bearing, including $11,799,491
    and $10,754,929 respectively, of time
    deposits for $100,000 or more                108,145,250     108,640,828
                                                ------------    ------------
                                                 108,325,092     108,763,255

Accrued expenses and other liabilities             2,457,641       1,889,969
                                                ------------    ------------
            Total liabilities                    110,782,733     110,663,224
                                                ------------    ------------
Stockholders' equity:
  Serial preferred stock, $1.00 par value,
    5,000,000 shares authorized; no shares
    issued or outstanding
  Common stock, $1.00 par value, 10,000,000
    shares authorized; 1,200,856 and 1,287,372
    shares issued and outstanding, respectively    1,200,856       1,287,372
    Additional paid-in capital                     3,164,630       4,652,561
    Retained income, substantially restricted     16,022,553      15,825,090
                                                ------------    ------------

                                                  20,388,039      21,765,023
    Less obligation in connection with funds
      used to acquire common shares by ESOP         (311,954)       (358,754)
                                                ------------    ------------
           Total stockholders' equity             20,076,085      21,406,269
                                                ------------    ------------
                                                $130,858,818     132,069,493
                                                ============     ===========

See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Income

                                                       Nine months ended
                                                         September 30,
                                                   ------------------------
                                                          (Unaudited)
                                                     1996            1995
                                                   -------          -------
Interest income:
  Loans                                           $6,539,678        6,402,869
  Investment securities - U.S. Government
     Agencies                                        642,222          827,185
  Mortgage-backed securities                          82,271          102,919
  Interest-bearing balances in other banks            15,360           33,429
  Federal funds sold                                  26,394           26,940
  Other                                               82,076           81,981
                                                  ----------        ---------
           Total interest income                   7,388,001        7,475,323

Interest expense:
  Deposits, including $331,475 in 1996
    and $304,102 in 1995, on time deposits for
    $100,000 or more                               3,682,609        3,768,137
  Other borrowed money                                16,019            3,215
                                                  ----------        ---------
           Total interest expense                  3,698,628        3,771,352

           Net interest income                     3,689,373        3,703,971
Provision for loan losses                             15,000           15,000
                                                  ----------        ---------
           Net interest income after provision
             for loan losses                       3,674,373        3,688,971
                                                  ----------        ---------
Other income:
   Insurance income, net                             119,516           97,805
   Service charges on deposits                        53,823           38,680
   Rental income                                      37,963           39,813
   Real estate operations, net                       306,327          188,053
   Other income                                       20,096           36,242
                                                  ----------        ---------
     Total other income, net                         537,725          400,593
                                                  ----------        ---------

General and administrative expenses:
   Salaries and employee benefits                  1,358,887        1,242,051
   Occupancy and equipment                           273,301          279,619
   Federal and other insurance premiums              927,552          198,957
   Amortization of goodwill                           39,375           39,375
   Other expenses                                    553,328          578,447
                                                  ----------        ---------
     Total general and administrative expenses     3,152,443        2,338,449
                                                  ----------        ---------
     Income before income taxes                    1,059,655        1,751,115

Income taxes                                         365,000          628,000
                                                  ----------        ---------

     Net income                                   $  694,655        1,123,115
                                                  ==========        =========
Per share amounts:
     Net income                                   $                  .57              .87
                                                  ==========        =========

See accompanying notes to consolidated financial statements.

                       HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income

                                                     Three months ended
                                                        September 30,
                                                   -------------------------
                                                         (Unaudited)
                                                     1996             1995
                                                   --------         --------

Interest income:
  Loans                                            $2,168,284       2,160,656
  Investment securities - U.S. Government
    Agencies                                          195,163         267,861
  Mortgage-backed securities                           25,380          33,316
  Interest-bearing balances in other banks              5,883          14,552
  Federal funds sold                                   11,629          12,656
  Other                                                27,558          27,634
                                                   ----------       ---------
       Total interest income                        2,433,897       2,516,675
                                                   ----------       ---------

Interest expense on deposits, including $97,750
  in 1996 and $82,997 in 1995 on time deposits
  for $100,000 or more                              1,155,108       1,283,476
Other borrowed money                                    2,040              --
                                                   ----------       ---------

       Total interest expense                       1,157,148       1,283,476
       Net interest income                          1,276,749       1,233,199
                                                   ----------       ---------
Provision for loan losses                               5,000           5,000
       Net interest income after provision
         for loan losses                            1,271,749       1,228,199
                                                   ----------       ---------

Other income:
  Insurance income, net                                44,534          32,485
  Service charges on deposits                          15,970          12,750
  Rental income                                        14,956           9,938
  Real estate operations, net                          98,159          57,455
  Other income                                          1,587          15,715
                                                   ----------       ---------
       Total other income, net                        175,206         128,343
General and administrative expenses:
  Salaries and employee benefits                      447,448         408,319
  Occupancy and equipment                              85,604          84,624
  Federal and other insurance premiums                786,362          66,337
  Amortization of goodwill                             13,125          13,125
  Other expenses                                      171,179         171,079
                                                   ----------       ---------
       Total general and administrative expenses    1,503,718         743,484
                                                   ----------       ---------
       Income (loss) before income taxes              (56,763)        613,058
Income taxes (benefit)                                (44,000)        192,000
                                                   ----------       ---------

       Net income (loss)                           $  (12,763)        421,058
                                                   ==========       =========

Net income per share                                $    (.01)            .33
                                                   ==========       =========

See accompanying notes to consolidated financial statements.

                      HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                  Consolidated Statements of Stockholders' Equity
                       Nine Months ended September 30, 1996
                                  (Unaudited)

                                               Additional                                 Total
                                      Common     Paid-in     Retained     Obligation    Stockholders'
                                      Stock      Capital      Income       of ESOP        Equity
                                    --------   ----------    --------     ----------    ------------

Balance at December 31, 1995       $1,287,372    4,652,561   15,825,090    (358,754)    21,406,269
Stock options exercised                 5,700       23,863           --          --         29,563
Repurchase of common stock            (92,216)  (1,569,097)          --          --     (1,661,313)
Net income                                 --           --      694,655          --        694,655
Cash dividends paid on
  common stock, $.26 per share             --           --     (324,431)         --       (324,431)
Cash dividends declared on
  common stock, $.13 per share             --           --     (156,111)         --       (156,111)
Principal repayment of ESOP debt           --           --           --      46,800         46,800
Release and allocation of ESOP
  shares                                   --       57,303      (16,650)         --         40,653
                                   ----------   ----------   ----------     --------    ----------
Balance at September 30, 1996      $1,200,856    3,164,630   16,022,553     (311,954)   20,076,085
                                   ==========   ==========   ==========     ========    ==========


See accompanying notes to consolidated financial statements.

                   HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows

                                                   Nine months ended
                                                     September 30,
                                                 ------------------------
                                                       (Unaudited)
                                                   1996          1995
                                                 -------        -------
Cash flows from operating activities:
  Net income                                     $   694,655     1,123,115
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                         15,000        15,000
    Accretion of discount on loans                   (34,622)      (21,000)
    Depreciation                                     140,574       145,538
    Amortization of goodwill                          39,375        39,375
    Decrease in allowance for uncollected
      interest                                       (24,388)      (58,932)
    Net gain on sale of assets                       (12,695)       (4,950)
    Decrease in other assets                         138,367        44,477
    Increase in accrued expenses and
      other liabilities                              656,372       291,454
    Increase in deferred loan fees                    33,329        45,526
                                                 -----------    ----------
       Net cash provided by operating
        activities                                 1,645,967     1,619,603
                                                 -----------    ----------

Cash flows from investing activities:
  Purchases of investment securities              (4,500,000)   (2,500,000)
  Proceeds from maturities of investment
    securities                                     8,005,901     5,000,000
  Principal collected on mortgage-backed
    securities                                       267,416       187,764
  Loan principal repayments (originations), net   (2,703,885)   (3,917,950)
  Proceeds from sales of real estate acquired
    in settlement of loans                            57,075        44,937
  Capital items related to real estate acquired
    in settlement of loans                               --        (86,584)
  Purchases of premises and equipment               (21,727)       (11,959)
                                                 -----------    ----------
       Net cash provided by (used in)
         investing activities                      1,104,780    (1,283,792)


                                                  (Continued)

                   HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Cash Flows, Continued

                                                     Nine months ended
                                                       September 30,
                                                   ------------------------
                                                         (Unaudited)
                                                     1996          1995
                                                   -------        -------
Cash flows from financing activities:
  Net increase (decrease) in certificates
    of deposit                                       (73,611)      3,670,677
  Net decrease in other deposits                    (364,552)     (3,215,131)
  Proceeds from note payable                       1,000,000              --
  Repayment of note payable                       (1,000,000)             --
  Repurchase of common stock                      (1,661,313)             --
  Cash dividends paid                               (491,789)       (462,057)
  Proceeds from issuance of common
    stock upon exercise of stock options              29,563          37,406
                                                 -----------      ----------

       Net cash (used in) provided by
         financing activities                     (2,561,702)         30,895
                                                 -----------      ----------

Net increase (decrease) in cash and cash
  equivalents                                        189,045         366,706
Cash and cash equivalents at beginning of period   2,725,084       1,707,898
                                                 -----------      ----------

Cash and cash equivalents at end of period       $ 2,914,129       2,074,604
                                                 ===========      ==========

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
    Interest                                     $ 3,716,204       3,730,513
    Income taxes                                     579,122         717,223
                                                 ===========      ==========

Supplemental schedule of noncash investing
  and financing activities:
  Loans receivable transferred to real estate
     acquired in settlement of loans             $        --          47,278

  Dividends payable                                  156,111         154,486
                                                 ===========      ==========


See accompanying notes to consolidated financial statements.

                      HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                  (Unaudited)

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

(4)  Allowance for Loan Losses
     -------------------------

The following is a reconciliation of the allowance for loan losses for the nine months ended September 30, 1996 and 1995:

                                          1996              1995
                                         ------            ------

Balance at beginning of period         $703,547            683,547
Provision for loan losses                15,000             15,000
                                       --------            -------
Balance at end of period               $718,547            698,547
                                       ========            =======
(5)  Stock Options
     -------------

During the nine month period ended September 30, 1996, 1,700 incentive and 4,700 non-incentive stock options were exercised at an option price of $5.63 and $5.00 per share, respectively.

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

The comparative nine months ended September 30, 1995 financial statements presented represent the financial statements for the Holding Company and its predecessor wholly-owned subsidiary, Haywood
Savings Bank, Inc., SSB.


                   HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements

(7)  Stock Repurchase
     ----------------

Haywood Bancshares, Inc. repurchased 86,516 shares of common stock at $18 per share in April and May 1996, and 5,700 shares of common stock at $18.25 per share in July of 1996 in connection with the stock repurchase program announced on August 8, 1995, which permits repurchases of up to 10% of the 1,287,372 outstanding shares. Haywood
Bancshares, Inc. retires all repurchased shares under this program.

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

The Financial Accounting Standards Board (FASB) has issued SFAS No.
122, "Accounting for Mortgage Servicing Rights," which requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. The Corporation adopted SFAS No. 122 effective January 1,
1996. As the Corporation does not generally originate loans held for sale, the adoption of SFAS No. 122 has had no effect on the financial statements.

The FASB has also issued Standard No. 123, "Accounting for Stock-Based
Compensation" which requires that the fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of income as of the date of grant of awards related to such plans or that the impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees" (APB 25). The Corporation will continue such accounting under the provisions of APB 25. This Standard is required for fiscal years beginning after December 15, 1995.

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

The stock in the ESOP Plan has a put feature available to the ESOP participants if the stock is not listed on a national securities exchange. Prior to June 20, 1996, the Corporation's stock was not listed on a national securities exchange. Accordingly, the 1995 annual report reported the 175,000 shares of ESOP stock, net of 29,685 unreleased shares associated with an outstanding ESOP Loan, outside shareholders equity at their fair value. However, effective June 20, 1996, the Corporation's stock became listed on the American Stock
Exchange, negating the put feature and the need to report the ESOP shares separately. As a result, the December 31, 1995 balances have been restated to reflect this change in fact and related reporting for comparative purposes.




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------

Comparison of Financial Condition and Operating Results as of and for
---------------------------------------------------------------------
the Nine Months Ended September 30, 1996 and 1995.
-------------------------------------------------

Net income in 1996 decreased to $694,655, or $.57 per share, from $1,123,115, or $.87 per share, in 1995. The decrease in net income was primarily due to a one-time assessment in September 1996 of SAIF-insured deposits by the FDIC to recapitalize the Savings Association
Insurance Fund (SAIF). Haywood Savings insurance expense for this assessment totaled approximately $720,000 pre-tax. Net income, excluding this one time expense, would have been $1,779,860 before tax, and $1,114,655, after tax. Earnings per share was also impacted by repurchased and retired shares.

Total interest income was $7,388,001, an $87,322 decrease from the same period in 1995. The primary reason for the change was a decrease in the average yield on interest earning assets (see table below) with an increase in the balance of average interest earning assets of approximately $2.8 million, or 2.2%. Interest expense in 1996 decreased from 1995 by $72,724, or 2%, due to a decrease in the average rate on interest bearing liabilities (see table below) and an approximate $1.5 million, or 1.3% decrease in the average balance of interest bearing liabilities. The overall net effect of these changes was a $14,598 decrease in net interest income before provision for loan losses and a decrease in the interest rate spread between interest earning assets and interest bearing liabilities from 3.37% in 1995 to 3.16% in 1996.

Other income increased $137,132, or 34.2%, in 1996 compared to the same period in 1995, primarily as a result of an increase in net real estate operations, which relates to net rental income from a significant piece of real estate owned (shopping center in Waynesville, NC).

General and administrative expenses increased $813,994, or 34.8%, in 1996 compared to 1995, primarily as a result of a nonrecurring federal insurance assessment by the FDIC to recapitalize the Savings
Association Insurance Fund, mentioned in the first paragraph.

As a result of these and other factors, income before income taxes decreased $691,460, or 39.5%, in 1996 versus 1995. Income tax expense of $365,000 during the period resulted in an effective income tax rate of 34.4% compared to 35.9% in 1995.

Haywood Savings' loan portfolio increased by approximately $2.7 million during the nine months ended September 30, 1996. Loan originations for the period were approximately $21.1 million. For the same period in 1995, loan originations were approximately $18.6 million and the loan portfolio increased by approximately $3.9 million.

Comparative yields, costs, and spreads for the respective periods are as follows:

                                                                   Twelve Months
                                  Nine Months Ended       At          Ended
                                    September 30,    September 30,  December 31,
                                   1996        1995      1996           1995
                                  ------      ------   -------     -------------

Average yield on interest
  earning assets                  7.65%        7.91%    7.71%        7.86%
Average rate on interest
  bearing liabilities             4.49%        4.54%    4.84%        4.54%
                                  ----         ----     ----         ----
Asset/liability spread            3.16%        3.37%    2.87%        3.32%
                                  ====         ====     ====         ====

Comparison of Operating Results for the Three Months Ended
----------------------------------------------------------
September 30, 1996 and 1995
---------------------------

Net income (loss) in 1996 decreased to ($12,763), or ($.01) per share from $421,058, or $.33 per share, in 1995. The decrease was primarily due to a one-time assessment in September 1996 of SAIF-insured deposits by the FDIC to recapitalize the Savings Association Insurance Fund (SAIF). Haywood Savings insurance expense for this assessment totaled approximately $720,000 pre-tax. Net income, excluding this one time expense, would have been $663,442 before tax, and $407,237 after tax. Earnings per share was also impacted by repurchased and retired shares.

Total interest income for the 1996 period was $2,433,897, an $82,778, or 3.3%, decrease from the same period in 1995. The primary reason for the change was a decrease in the average yield on interest earning assets from 7.81% for 1995 to 7.58% for 1996, and a .3% decrease in the balance of average interest earning assets. Interest expense for the 1996 quarter was $1,157,148, a $126,328 or 9.8%, decrease from the 1995 quarter due primarily to a decrease in the average rate on interest bearing liabilities from 4.58% for 1995 to 4.23% for 1996. The overall effect of these changes was a $43,550 increase in net interest income before provision for loan losses and an increase in the interest rate spread between interest earning assets and interest bearing liabilities from 3.23% in 1995 to 3.35% in 1996.

Other income increased $46,863, or 36.5%, in 1996 compared to the same period in 1995, primarily as a result of an increase in net real estate operations, which relates to net rental income from a significant piece of real estate owned and the profit on the sale of real estate owned.

General and administrative expenses increased $760,234, or 102%, in 1996 compared to the same period in 1995, primarily as a result of a nonrecurring federal insurance assessment by the FDIC to recapitalize the Savings Association Insurance Fund, mentioned above.

As a result of these and other factors, income before income taxes decreased $669,821, or 109%, in 1996 versus 1995.

Asset Quality
-------------

Haywood Bancshares' allowance for loan losses as a percentage of outstanding loans remained stable at .67% at September 30, 1996 compared to .67% at December 31, 1995. At September 30, 1996, nonaccrual loans were $1,261,000 compared to $1,285,000 at December 31, 1995. There were no charge-offs during the nine month periods ended September 30, 1996 and 1995. Management recorded provisions for loan losses of $15,000 for the nine month periods ended September 30, 1996 and 1995. Management remains conscious of the judgmental nature of the allowance for loan losses and the need for periodically evaluating the risk inherent in the loan portfolio.

Liquidity
---------

Haywood Bancshares' asset-liability management policy is to maintain and enhance the net interest margin and provide adequate liquidity to meet continuing loan demand, withdrawal requirements, and pay for normal operating expenses. Liquidity is provided by the ability to attract deposits, maturities in the investment portfolio, loan repayments, and current earnings.

At September 30, 1996, Haywood Bancshares' had approximately $16.5 million in cash, interest bearing balances in other banks, federal funds sold, and investment securities. Management believes that the level of liquidity at September 30, 1996, is adequate and in compliance with regulatory requirements.

Capital Resources
-----------------

Haywood Savings must comply with regulatory capital requirements established by the FDIC. At September 30, 1996 Haywood Savings' leverage capital ratio (Tier I Capital less certain intangible assets to total assets) was 14.51%. The FDIC has not advised Haywood Savings of any specific leverage ratio applicable to it. Also, Haywood Savings exceeds the minimum FDIC requirements for total risk-based capital (8%). The Holding Company must comply with FRB capital requirements which are substantially the same.

Commitments
-----------

In May 1996, Haywood Savings Bank made a commitment of $3 million to be a limited partner in the formation of Dovenmuehle Limited Partnership Tranche VIII Servicing Division of Dovenmuehle Mortgage Company L.P. This partnership has received commitments of approximately $40 million through six limited partners to purchase servicing rights on blocks of mortgage loans. The servicing will be performed by Dovenmuehle Mortgage, Inc.
Haywood will provide to the partnerships its investment of $3 million gradually, as the blocks of servicing rights are successfully bid on and purchased. As of September 30, 1996, Haywood had not funded any of its investment, as the partnership had not yet purchased any servicing rights.

                           PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

     (a) Exhibits. The following exhibits are being filed with the report.

          Exhibit
          Number             Description
         --------            -----------

           27               Financial Data Schedule (EDGAR ONLY)


     (b) Reports on Form 8-K. During the quarter ended September 30, 1996, the Registrant did not file any reports on Form 8-K.

SIGNATURES
----------


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                HAYWOOD BANCSHARES, INC.
                                     (Registrant)




Date: November 1, 1996         By:/s/ Larry R. Ammons
                                  ----------------------
                                  Larry R. Ammons
                                  (President and Principal
                                  Executive Officer)
                                  (Duly Authorized Representative)




Date: November 1, 1996         By: /s/ Jack T. Nichols
                                  -----------------------
                                  Jack T. Nichols
                                  (Principal Financial Officer
                                  and Principal Accounting
                                  Officer)