Form 10-K
period 1996-12-31
HAYWOOD BANCSHARES INC
filed 1997-03-27
CIK 940941

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _______________

                          Commission File No. 1-11819

                            HAYWOOD BANCSHARES, INC.
                      -----------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NORTH CAROLINA                                   56-1918006
    -----------------------------------                  ------------------
       (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


      370 NORTH MAIN STREET, WAYNESVILLE, NORTH CAROLINA            28786
      --------------------------------------------------       ---------------
      (ADDRESS OF PRINCIPAL OFFICE)                               (ZIP CODE)

      Registrant's telephone number, including area code:  (704) 456-9092
                                                           --------------

             Securities registered under Section 12(b) of the Act:

                               Title of Class
                               --------------
                   COMMON STOCK, PAR VALUE $1.00 PER SHARE

                     Name of Exchange on Which Registered
                     ------------------------------------
                            AMERICAN STOCK EXCHANGE


           Securities registered under Section 12(g) of the Act: NONE
                                                                 ----

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X       No
                    -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

Based on the closing sale price of $17.125 on March 20, 1997 on the American Stock Exchange, the aggregate market value of the voting stock held by nonaffiliates of the registrant, at March 20, 1997, was $14.1 million (824,149 shares at $17.125 per share). Solely for purposes of this computation, it is assumed that directors, officers and 5% stockholders are affiliates.

As of March 20, 1997, there were issued and outstanding 1,251,856 shares of the Registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                                     PART I

  ITEM 1.  BUSINESS
  -----------------

  GENERAL

      THE COMPANY. Haywood Bancshares, Inc. (the "Company") is a registered bank holding company incorporated in North Carolina in 1995. The Company was formed for the purpose of serving as the holding company for Haywood Savings Bank, Inc., SSB ("Haywood Savings" or the "Bank"), a North Carolina chartered savings bank. On June 30, 1995, the holding company reorganization was consummated when the Company acquired all of the outstanding stock of Haywood Savings and the stockholders of Haywood Savings became stockholders of the Company. The Company's primary activities consist of holding the stock of Haywood Savings and operating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Haywood Savings.

      The principal executive offices of the Company are located at 370 North Main Street, Waynesville, North Carolina 28786 and its main telephone number is (704) 456-9092.

      HAYWOOD SAVINGS. The Bank began operations as a North Carolina chartered savings and loan association in 1919 and converted from mutual to stock form on December 18, 1987. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposits have been federally insured since 1948.

      Effective November 30, 1992, Haywood Savings converted from a North Carolina savings and loan association to a North Carolina savings bank. The conversion to a savings bank was undertaken primarily to reduce the regulatory and compliance burden imposed previously on the Bank by the overlapping and duplicative federal regulatory system governing state-chartered savings associations. As a result of the conversion, the Bank is now only subject to examination and supervision by one federal regulator rather than two. As a savings bank, the Bank's deposit accounts continue to be insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

      Haywood Savings is primarily engaged in the business of accepting deposits from the general public and investing such funds primarily in loans secured by residential real estate and, to a lesser extent, in investment securities.
  The Bank also makes second mortgage, home improvement and commercial real estate loans, and home equity lines of credit.

      In 1982, the Bank acquired Cherokee Savings and Loan Association in a transaction accounted for as a purchase. At the time of the acquisition, Cherokee Savings and Loan Association had approximately $6 million in assets and one office in Murphy, North Carolina. As a result of the acquisition, Haywood Savings had $780,000 in goodwill on its balance sheet as of December 31, 1996, which is being amortized over a remaining period of 14 years at a rate of $53,000 per year. The Bank is also accreting into income the discount on the loans acquired in the merger. Discount accretion amounted to $48,244 during the year ended December 31, 1996. At December 31, 1996, such discount had been fully accreted.

      Haywood Savings conducts its business through its home office in Waynesville, North Carolina, and through three branch offices located in Sylva, Andrews and Murphy, North Carolina. The Bank's principal executive offices are located at 370 North Main Street, Waynesville, North Carolina 28786; telephone number (704) 456-9092.

  RECENT LEGISLATIVE DEVELOPMENTS

      During the quarter ended September 30, 1996, the Company incurred an after-tax charge of approximately $473,000 as the result of the imposition of a special assessment by the FDIC to recapitalize the SAIF. The FDIC operates two deposit insurance funds: the Bank Insurance Fund ("BIF") which generally insures the deposits of commercial banks and the SAIF which generally insures the deposits of savings associations. Because the reserves of the SAIF have been below statutorily required minimums, institutions with SAIF-assessable deposits, like the Bank, have been required to pay substantially higher deposit insurance premiums than institutions with deposits insured by the BIF for the past several semi-annual periods. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995.

      The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for institutions in the lowest risk assessment classification would be reduced to zero and institutions in the highest risk assessment classification will be assessed at the rate of 27 basis points. Until December 31, 1999, however, SAIF-member institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for FICO obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

      The Deposit Insurance Funds Act of 1996 provides that the BIF and the SAIF will be merged into a single Deposit Insurance Fund effective December 31, 1999 but only if there are no insured savings associations on that date. The legislation directs the Department of Treasury to make recommendations to Congress by March 31, 1997 for the establishment of a single charter for banks and thrifts. The Bank cannot predict what the effect of this legislation will be on Haywood Savings.

  PRIMARY MARKET AREA

      Haywood Savings' primary market area consists of Haywood, Cherokee and Jackson Counties and adjacent counties in western North Carolina near the Great Smoky Mountains, where its offices are located. Management estimates that approximately 80% of the Bank's savings deposits are derived from residents of Haywood, Cherokee and Jackson Counties and approximately 95% of its loans are secured by properties in this area.

  LENDING ACTIVITIES

       GENERAL. Haywood Savings' principal lending activities have historically consisted of the origination of conventional first mortgage loans (i.e., loans that have neither been insured nor partially guaranteed by a government agency) for the construction or purchase of single-family properties. The Bank has also originated loans secured by commercial real estate. The Bank also makes mobile home loans if the mobile home meets strict construction standards and is affixed to real property which can be included in a mortgage so that the Bank has both a real estate mortgage and a lien on the title to the mobile home. Although the Bank is authorized to make or purchase loans on a nationwide basis, the Bank's lending has generally been confined to loans secured by properties within its primary market areas in western North Carolina with most loans secured by properties in Haywood, Cherokee and Jackson Counties.

       At December 31, 1996, the Bank's net loan portfolio totaled $109.3 million representing 84% of its total assets. On that date, 85.62% of gross outstanding loans consisted of loans secured by first mortgages on residential real estate. The balance of the Bank's loan portfolio consisted of commercial real estate loans, construction loans, home improvement loans, home equity lines of credit and loans secured by deposit accounts.

       LOAN PORTFOLIO ANALYSIS. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated. Other than as disclosed below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 1996.


                                                                   AT DECEMBER 31,
                                        ----------------------------------------------------------------------
                                                 1996                    1995               1994
                                        ----------------------  ----------------------  -------------
                                              $           %           $           %           $           %
                                        -------------  -------  -------------  -------  -------------  -------
TYPE OF LOAN:
Conventional real estate loans
  Interim construction loans..........  $  6,729,300     5.92%  $  5,410,011     5.01%  $  5,816,998     5.57%
  Loans on existing property(1).......   103,312,198    90.87     99,243,092    91.96     95,603,568    91.51
  Participation loans purchased.......       417,329     0.37        334,323     0.31        221,094     0.21
Loans secured by deposit accounts.....       701,428     0.61        609,025     0.57        768,245     0.74
Home improvement loans................       145,651     0.13        178,818     0.17        145,801     0.14
Home equity lines of credit...........     2,388,470     2.10      2,141,833     1.98      1,914,047     1.83
                                        ------------   ------   ------------   ------   ------------   ------
                                         113,694,376   100.00%   107,917,102   100.00%   104,469,753   100.00%
                                                       ======                  ======                  ======
Less:
  Loans in process....................    (3,142,363)             (2,663,256)             (3,351,528)
  Allowance for loan losses...........      (718,547)               (703,547)               (683,547)
  Allowance for uncollected interest..       (37,375)                (88,389)               (144,183)
  Deferred loan fees..................      (451,685)               (394,755)               (331,928)
  Discounts on loans acquired
   through merger.....................            --                 (48,244)                (79,744)
                                        ------------            ------------            ------------
     Total............................  $109,344,406            $104,018,911            $ 99,878,823
                                        ============            ============            ============

TYPE OF SECURITY:
Residential real estate...............  $ 97,343,634    85.62%  $ 94,485,440    87.55%  $ 90,778,541    86.89%
Commercial real estate................    13,115,193    11.54     10,501,986     9.73     10,863,119    10.40
Deposit accounts......................       701,428     0.61        609,025     0.57        768,245     0.74
Other.................................     2,534,121     2.23      2,320,651     2.15      2,059,848     1.97
                                        ------------   ------   ------------   ------   ------------   ------
     Total............................   113,694,376   100.00%   107,917,102   100.00%   104,469,753   100.00%
                                                       ======                  ======                  ======

Less:
  Loans in process....................    (3,142,363)             (2,663,256)             (3,351,528)
  Allowance for loan losses...........      (718,547)               (703,547)               (683,547)
  Allowance for uncollected interest..       (37,375)                (88,389)               (144,183)
  Deferred loan fees..................      (451,685)               (394,755)               (331,928)
  Discounts on loans acquired
   through merger.....................            --                 (48,244)                (79,744)
                                        ------------            ------------            ------------
     Total............................  $109,344,406            $104,018,911            $ 99,878,823
                                        ============            ============            ============
--------------------

  (1) Includes construction loans converted to permanent loans.

       LOAN MATURITY SCHEDULE AND RATE SENSITIVITY. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                           DUE      DUE WITHIN       DUE
                                         WITHIN       ONE TO        AFTER
                                        ONE YEAR    FIVE YEARS   FIVE YEARS      TOTAL
                                       -----------  -----------  -----------  ------------

  Real estate loans and real estate
    mortgage-backed securities.......  $ 5,144,103  $24,214,744  $63,789,608  $ 93,148,455
  Construction loans (1).............    3,586,937           --           --     3,586,937
  Commercial loans...................      722,128    3,478,513    8,914,552    13,115,193
  Loans secured by deposits..........      701,428           --           --       701,428
                                       -----------  -----------  -----------  ------------
                                       $10,154,596  $27,693,257  $72,704,160  $110,552,013
                                       ===========  ===========  ===========  ============
--------------------

  (1) Amount shown net of loans in process.



       The next table sets forth the dollar amount of all loans due after one year from December 31, 1996 which have predetermined interest rates and the amount of such loans which have floating or adjustable interest rates.

                                                AMOUNT
                                             ------------

     Predetermined rates...................  $ 30,872,205
     Adjustable or floating rates..........    69,525,212
                                             ------------
       Total...............................  $100,397,417
                                             ============

       RESIDENTIAL LENDING. The Bank offers adjustable-rate mortgage loans ("ARMs") on residential properties which generally provide for interest rate adjustments on an annual basis. The interest rates on these loans are generally tied to the National Average Contract Interest Rate for Major Lenders on Previously Occupied Homes ("National Average Index"), an index prepared by the Federal Housing Finance Board ("FHFB") with specified minimum and maximum interest rate adjustments. The Bank has not used discounted introductory rates on its ARMs and the Bank's ARMs do not provide for negative amortization. At December 31, 1996, approximately $76 million, or 69%, of Haywood Savings' mortgage loans consisted of ARMs. Most ARMs are subject to a maximum annual change in rates of two percentage points each year and a maximum interest rate from 12-15%. Fixed-rate loans are offered for a maximum term of 20 years. These loans are originated on Federal National Mortgage Association ("FNMA")/Federal Home Loan Mortgage Corporation ("FHLMC") documentation in order to facilitate their resale in the secondary market.
  The Bank has also participated in loan swaps with FHLMC, swapping fixed-rate loans for FHLMC Participation Certificates which are marketable and have a lower risk-weight under the FDIC's risk-based capital regulations. See "Regulation -- Capital Requirements."

       Haywood Savings' conventional first mortgage loans customarily include due-on-sale clauses giving Haywood Savings the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. Haywood Savings has actively enforced due-on-sale clauses in its mortgage contracts for the purpose of increasing its loan portfolio yield, often through the authorization of assumptions of existing loans at market rates of interest.

       Residential loans made by the Bank on single-family properties have been predominantly originated in amounts up to 80% of appraised value, although loans may be made up to 95% of appraised value for owner-occupied residences. The Bank requires private mortgage insurance on all conventional loans with loan-to-value ratios in excess of 80%. The initial contractual loan payment period for residential mortgage loans does not exceed 20 years. Borrowers may refinance or prepay loans at their option without penalty. The federal banking agencies, including the FDIC, have adopted regulations that establish loan-to-value ratio requirements for specific categories of real estate loans.

       CONSTRUCTION LENDING. The Bank also originates loans for the construction of single-family homes and commercial properties. These loans are originated as construction loans with a term of six months with provision for conversion of the construction loan into a permanent loan upon completion
  of construction.   Essentially all of the Bank's construction loans convert
  into permanent loans. Permanent loans are made at fixed or adjustable rates, which adjust annually, and have terms not to exceed twenty years. At December 31, 1996, the Bank had $3.6 million of construction loans outstanding (net of loans in process balances).

       Construction loans are generally at a rate adjusting annually. These loans, which are made to qualified builders, are generally limited to 80% of the appraised value of the property upon completion. Construction loan funds are periodically disbursed but only for phases of construction completed. The Bank does not require construction borrowers to obtain takeout commitments for permanent financing. As a general matter, the Bank will not make a residential construction loan with a principal amount in excess of $250,000.

       Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved occupied real estate.
  The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment.

       The Bank's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers the reputation of the borrower and the contractor, the amount of the borrower's equity in the project, independent valuations and reviews of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. To reduce the risks inherent in construction lending, the Bank also requires, where appropriate, personal guarantees of the principals of the borrower.

       COMMERCIAL REAL ESTATE LENDING. At December 31, 1996, the Bank's commercial real estate portfolio totaled $13.1 million, or 11.54%, of the Bank's gross loan portfolio. At December 31, 1996, the Bank's largest commercial real estate loan consisted of a $1.1 million loan secured by an apartment complex in Clyde, North Carolina. The Bank does not anticipate a significant increase in commercial real estate loan originations in the near future. The Bank generally requires all commercial real estate loans to have a loan-to-value ratio no greater than 80%. Commercial real estate loans are generally made with provision for annual rate adjustments and for terms not to exceed 20 years.

       Commercial real estate lending entails significant additional risks, compared to residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office, retail or industrial space and as such may be subject, to a greater extent, to adverse conditions in the economy. In dealing with these risks, the Bank reviews the financial condition of the borrower, limits the size of such loans and generally lends on the security of property located within its primary market area.

       Under North Carolina law, with certain limited exceptions, loans and extensions of credit by a savings bank to a person outstanding at one time generally shall not exceed the greater of (i) 15% of net worth and (ii) $500,000. At December 31, 1996, the largest amount lent by the Bank to one borrower was $1.8 million, which was approximately 8.8% of the Bank's stockholders' equity at that date.

       CONSUMER LENDING. The Bank's consumer loan portfolio consists of home equity lines of credit which the Bank began making in 1991, home improvement loans and loans secured by deposit accounts. The Bank does not make consumer installment loans. At December 31, 1996, consumer loans totaled $3.2 million or approximately 2.84% of the gross loan portfolio and included $701,428 in loans secured by deposit accounts in the Bank.

       Home equity loans are extended in the form of lines of credit with interest on outstanding balances indexed to the prime rate. The maximum loan term is 15 years and all outstanding indebtedness against the security property may not exceed 80% of appraised value. Home equity loans are initially being marketed to existing mortgage customers. As of December 31, 1996, $2.4 million in home equity loans were outstanding, which was approximately 2.10% of the loan portfolio.

       LOAN SOLICITATION AND PROCESSING. The Bank actively solicits mortgage loan applications from existing customers, local real estate agents, builders, real estate developers, and various other persons. Upon receipt of a loan application from a prospective borrower, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. This information may be further verified by personal contacts with other reference sources. An appraisal of the real estate intended to secure the proposed loan is undertaken by a staff appraiser who is accompanied by a member of the Board of Directors. As soon as the required information has been obtained and the appraisal completed, the loan is submitted to a loan committee, composed of Directors Ammons, Burgin and Stovall and seven alternates, which has the authority to approve loans up to $100,000, with all loans in excess of that amount being subject to approval by the full Board of Directors. All borrowers are required to obtain fire and casualty insurance in an amount equal to the value of the structures located on the property.

       Loan commitments are typically made for periods of up to 60 days from the date of approval of the application and a fee equal to 1% of loan principal is charged if a letter of commitment is issued to be used to obtain funds for construction from a source other than the Bank.

       LOAN ORIGINATIONS, PURCHASES AND SALES. In general, Haywood Savings originates residential loans solely for retention in its own loan portfolio. However, occasionally the Bank originates loans on terms and conditions which make them eligible for sale in the secondary market. The Bank generally continues to collect payments on and otherwise service any loans sold for which it is allowed by the loan purchaser to retain a portion of the loan payment.

       The Bank may in the future become more active in the secondary mortgage market through the sale of loans. At December 31, 1996, the Bank was servicing loans for others aggregating $401,000.

       A portion of the Bank's loan originations consists of construction loans. For the years ended December 31, 1994, 1995 and 1996, the Bank originated construction loans in the amount of $7.9 million, $6.0 million and $6.0 million, respectively. The majority of the construction loans are for the construction of residential real estate and are made on an adjustable-rate basis.


                                                        AT DECEMBER 31,
                                            ---------------------------------------
                                                1996         1995          1994
                                            ------------  -----------  ------------
  Loans originated:
    Conventional real estate loans:
      Construction loans..................  $ 5,986,844   $ 6,004,522  $ 7,905,800
      (Increase) decrease in undisbursed
        loans in process..................     (479,106)      688,272   (2,143,599)
      Loans on existing property..........    9,946,660     6,631,240    8,195,730
      Loans refinanced....................    5,668,300     4,384,400    5,463,100
    Other loans...........................    4,466,200     5,051,400    2,915,525
                                            -----------   -----------  -----------
        Total loans originated (net)......  $25,588,898   $22,759,834  $22,336,556
                                            ===========   ===========  ===========


       Loan originations increased by $2.8 million, or 12.4%, during 1996 as a result of increased originations of loans on existing properties and refinancings. These increases offset declines in construction lending and other loans. Overall, the loan portfolio increased by approximately $5.3 million, or 5.12%.

       LOAN ORIGINATION FEES AND OTHER FEES. In addition to interest earned on loans and fees for making loan commitments, the Bank receives loan origination fees for originating loans. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for creation of the loan. In accordance with generally accepted accounting principles, loan origination fees and certain origination expenses are deferred and amortized over the life of the loan.

       The Bank also receives other fees and charges relating to existing loans, which include late charges and fees collected in connection with a change in borrower or other loan modifications. These fees and charges, however, have not constituted a material source of income to the Bank.

       NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES. The Bank provides for loan losses on the allowance method. Additions to the allowance for loan losses are provided by charges to operations based on inherent loss considerations within the loan portfolio and various other factors which, in management's judgment, warrant current recognition in estimating possible losses. Such factors considered include collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, delinquency trends, and economic conditions. Management evaluates available information periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

       Loans are reviewed on a regular basis and an allowance for uncollected interest is established when, in the opinion of management, the collection of additional interest is doubtful. An allowance for uncollected interest is established for residential mortgage loans when either principal or interest is 90 days or more past due. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. An allowance for uncollected interest is established with respect to commercial business and real estate loans when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

       Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value (net of estimated selling costs). Any write-down of the property reduces the amount recorded as real estate acquired.

       The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods presented, the Bank had no loans accounted for as troubled debt restructurings.

                                                 AT DECEMBER 31,
                                            -------------------------
                                             1996     1995     1994
                                            -------  -------  -------
                                             (DOLLARS IN THOUSANDS)

  Non-accrual loans.......................  $  814   $1,285   $1,622
  Accruing loans which are contractually
    past due 90 days or more..............      --       --       --
                                            ------   ------   ------

  Total non-accruing loans and accruing
    loans past due 90 days or more........  $  814   $1,285   $1,622
                                            ======   ======   ======

  Percentage of total loans...............    0.74%    1.24%    1.63%
                                            ======   ======   ======

  Other non-performing assets (1).........  $1,790   $1,835   $1,741
                                            ======   ======   ======

--------------------

(1) Other non-performing assets represent property acquired through foreclosure or repossession. See Note 5 of Notes to Consolidated Financial Statements for a description of the Company's accounting policies related to acquisition of such property.


       Non-accrual loans decreased $471,000, or 37%, in 1996. Management attributes this decrease to the improving economy. Other non-performing assets at December 31, 1996 included a shopping center that the Bank acquired through in-substance foreclosure in 1992 and classified as real estate owned. The Bank acquired legal title to the shopping center during fiscal year 1993. The shopping center is currently 95% leased and generated net rental income of $348,000 during 1996. Substantially all of the Bank's remaining other non-performing assets at December 31, 1996 consisted of single-family properties.

       The Bank had non-accrual loans of approximately $814,000 at December 31, 1996. Had these loans performed in accordance with their contractual terms, approximately $57,000 in additional interest income would been recorded during 1996. Interest income of $30,000 was recognized in connection with nonaccrual loans during 1996.

       At December 31, 1996, there were no loans which were not classified as nonaccrual, past due 90 days or more or restructured, but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

       The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

                                                                AT DECEMBER 31,
                                                        -----------------------------
                                                          1996      1995      1994
                                                        --------  --------   --------

           Balance at beginning of year...............  $703,547  $683,547   $623,547

           Loans charged-off:
            Real estate:
             Residential..............................        --        --         --
             Non-residential..........................        --        --         --
             Construction.............................        --        --         --
            Consumer and other........................        --        --         --
                                                        --------  --------   --------
           Total charge-offs..........................        --        --         --
                                                        --------  --------   --------

           Recoveries:
            Real estate:
             Residential..............................        --        --         --
             Non-residential..........................        --        --         --
             Construction.............................        --        --         --
            Consumer and other........................        --        --         --
                                                        --------  --------   --------
           Total recoveries...........................        --        --         --
                                                        --------  --------   --------

           Net loans charged-off......................        --        --         --
                                                        --------  --------   --------
           Provision for possible loan losses.........    15,000    20,000     60,000
                                                        --------  --------   --------

           Balance at end of year.....................  $718,547  $703,547   $683,547
                                                        ========  ========   ========

           Ratio of net charge-offs to average loans
            outstanding during the fiscal year........        --%       --%        --%
                                                        ========  ========  =========

       The following table breaks down the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                       AT DECEMBER 31,
                                        -------------------------------------------------------------------------------
                                                 1996                      1995                          1994
                                        ----------------------  ---------------------------  --------------------------
                                                   PERCENT OF                   PERCENT OF                  PERCENT OF
                                                 LOANS IN EACH                LOANS IN EACH               LOANS IN EACH
                                                  CATEGORY TO                  CATEGORY TO                 CATEGORY TO
                                         AMOUNT   TOTAL LOANS      AMOUNT      TOTAL LOANS      AMOUNT     TOTAL LOANS
                                        -------- -------------  -------------  ------------  -----------  ------------
  Real estate:
    Residential.......................  $375,082        79.70%       $367,252        82.54%     $356,812        81.33%
    Non-residential...................   179,637        11.54         175,887         9.73       170,887        10.40
    Construction......................   127,901         5.92         125,231         5.01       121,671         5.57
    Equity lines of credit............    35,927         2.10          35,177         1.98        34,177         1.83
  Consumer installment and other......        --         0.74              --         0.74            --         0.87
                                        --------       ------        --------       ------      --------       ------

     Total allowance for loan losses    $718,547       100.00%       $703,547       100.00%     $683,547       100.00%
                                        ========       ======        ========       ======      ========       ======

       Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."
  SFAS No. 114 prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. When a loan is impaired a creditor must measure impairment based on (1) the present value of the impaired loan's expected future cash flows discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral for a collateral-dependent loan. Any measurement losses are to be recognized through additions to the allowance for loan losses. SFAS No. 118 amended SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosure about how a creditor recognizes interest income related to impaired loans.

       Management considers loans to be impaired when based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to contractual terms of the loan agreement. Factors that influence management's judgments include, but are not limited to, loan payment pattern, source of repayment, and value of collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of loans of certain risk grades, and regulatory reports of examination. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal.

       At December 31, 1996, the recorded investments in loans that were considered to be impaired under Statement 114 was approximately $741,000 of which all were on nonaccrual. The related allowance for loan losses on these loans was approximately $98,500. The average recorded investment in impaired loans for the twelve months ended was approximately $780,000. For the twelve months ended December 31, 1996, the Bank recognized interest income on impaired loans of $31,000.

  INVESTMENT ACTIVITIES

       Haywood Savings is permitted to invest in certain securities. Investment decisions are made by authorized officers of the Bank within policies established by the Bank's Board of Directors. At December 31, 1996, the Bank's investment securities portfolio had a net book value of $10.9 million and a quoted market value of $10.7 million and consisted of United States Government agency obligations. Purchases of securities are funded either through the sale or maturity of other securities or from cash flow arising in the ordinary course of business. Under North Carolina law, savings banks are required to maintain cash and readily marketable investments in an amount that may be established by the Administrator of the North Carolina Savings Institution Division (the "Administrator") but which may not be less than 10% of the Bank's assets. The Bank was in compliance with the current 10% liquidity requirement at December 31, 1996.

       The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated.

                                              AT DECEMBER 31,
                             ----------------------------------------------
                                  1996             1995           1994
                             --------------  --------------  --------------
                                         (DOLLARS IN THOUSANDS)
    U.S. government and
     federal agency
     obligations...........  $10,894         $17,100         $22,300
                             -------         -------         -------

        Total..............  $10,894         $17,100         $22,300
                             =======         =======         =======

       The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio of debt securities at December 31, 1996.


                                                            AT DECEMBER 31, 1996
                                    --------------------------------------------------------------------
                                     ONE YEAR OR LESS   ONE TO FIVE YEARS        TOTAL INVESTMENTS
                                    ------------------  ------------------  ----------------------------
                                    CARRYING  AVERAGE   CARRYING  AVERAGE   CARRYING   MARKET   AVERAGE
                                     VALUE     YIELD     VALUE     YIELD     VALUE     VALUE     YIELD
                                    --------  --------  --------  --------  --------  --------  --------
                                                           (DOLLARS IN THOUSANDS)
  U.S. government and federal
    agency obligations............    $2,757     6.47%    $8,137     6.30%   $10,894   $10,745     6.34%
                                    --------  -------   --------  -------   --------  --------  -------

     Total investment securities..    $2,757     6.47%    $8,137     6.30%   $10,894   $10,745     6.34%
                                    ========  =======   ========  =======   ========  ========  =======


       Effective January 1, 1994, the Bank adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Investments in Certain Debt and Equity Securities" which requires the Bank to classify investment securities into one of three categories:

       Held-to-maturity - includes investment securities which the Bank has the positive intent and ability to hold to maturity.

       Trading securities - includes investment securities purchased and held principally for the purpose of selling in the near future.

       Available-for-sale - includes investment securities not classified as held-to-maturity or trading.

       Upon adoption of SFAS No. 115, the Bank classified all securities as held-to-maturity securities.

       Accounting for investment securities which shall be categorized upon their acquisition under SFAS No. 115 is summarized as follows:

       Held-to-maturity securities are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method.

       Available-for-sale securities, if acquired, will be carried at fair value. Realized gains and losses, based on the amortized cost of the specific security, will be included in income. Unrealized gains and losses will be recorded, net of related income tax effects, in a separate component of stockholders' equity until realized.

       Prior to January 1, 1994, investment securities were considered held for investment and were carried at cost, adjusted for amortization of premiums and accretion of discounts using methods which approximate the interest method. The cost of securities sold was determined by specific identification.

       The Company has made a $3.0 million commitment to be a limited partner in Dovenmuehle Mortgage Company L.P. ("DMCLP") Tranche VIII Servicing Division of Dovenmuehle Mortgage Inc. ("DMI"). DMI provides mortgage servicing for a national portfolio of residential, multi-family and commercial mortgage loans. These loans are owned or securitized by national mortgage agencies, and by a variety of private banks, thrifts, insurance companies and other loan investors. DMI formed DMCLP as a funding vehicle to purchase portfolios of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation nonrecourse residential servicing. DMI provides the mortgage servicing for these portfolios for a fixed fee. Under this structure, investors in DMCLP invest in separate tranches, each of which has its own identified servicing rights and each of which may be owned by one or a group of investors. The equity investors in each tranche benefit from a financial return based solely on the performance of the mortgage servicing rights purchased for the tranche. The tranche will be liquidated no later than the seventh anniversary of the closing of the Offering.

       Servicing rights represent the right to service loans for which the servicer generally receives a fee based on the outstanding principal of the loan being serviced. The costs of acquiring servicing rights are capitalized and amortized over the estimated life of the servicing right. Investments in mortgage servicing rights may be subject to certain volatility because the carrying values of such assets must be periodically evaluated in relation to future estimated servicing revenues. As interest rates decline, prepayment rates tend to accelerate, thereby decreasing the average life of the servicing portfolio and adversely impacting its servicing-related earnings primarily due to increased amortization of the servicing assets, a decreased rate of interest earned on custodial balances, and increased interest costs incurred on payoffs.

       At December 31, 1996, the Company had funded $1.7 million of its $3.0 million commitment. The investment is accounted for under the equity method and no equity earnings (losses) have been recorded in 1996.

  MORTGAGE-BACKED SECURITIES

       The Bank maintains a significant portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") participation or pass-through certificates. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FHLMC certificates are guaranteed by that agency only. Mortgage-backed securities generally entitle the Bank to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities generally yield less than the loans for which they are exchanged, they present substantially lower credit risk and are more liquid than the individual mortgage loans and may be used to collateralize obligations of the Bank. Because the Bank receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities which generally only pay principal at maturity.

       Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate or ARM loans. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

       Mortgage-backed securities, however, expose the Bank to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose the Bank to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.

       Investments in GNMA mortgage-backed securities and FHLMC participation certificates totaled $1.1 million at December 31, 1996, representing 0.82% of the Bank's total assets. All such securities are classified as held-to-maturity for accounting purposes.

       The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated.

                                 AT DECEMBER 31,
               ----------------------------------------------------
                     1996              1995              1994
               ----------------  ----------------  ----------------
               AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT
               ------  --------  ------  --------  ------  --------
                              (DOLLARS IN THOUSANDS)

      GNMA...  $  395    36.95%  $  619    43.59%  $  717    42.23%
      FHLMC..     674    63.05      801    56.41      981    57.77
               ------   ------   ------   ------   ------  -------
               $1,069   100.00%  $1,420   100.00%  $1,698   100.00%
               ======   ======   ======   ======   ======  =======


       The following table sets forth the scheduled maturities, amortized cost, market values and weighted average yields for the Bank's mortgage-backed securities at December 31, 1996. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                     AT DECEMBER 31, 1996
                                ----------------------------------------------------------------------------------------
                                 ONE TO FIVE YEARS         GREATER THAN FIVE YEARS              TOTAL
                                ------------------------   ------------------------  -----------------------------------
                                               WEIGHTED                    WEIGHTED              APPROXIMATE    WEIGHTED
                                  AMORTIZED    AVERAGE      AMORTIZED      AVERAGE   AMORTIZED      MARKET       AVERAGE
                                    COST       YIELD          COST          YIELD      COST          VALUE        YIELD
                                ------------  ---------    ----------      ------    ---------   ------------   --------
                                                                 (DOLLARS IN THOUSANDS)
  GNMA........................         $ 51        8.74%         $344        8.72%      $  395          $  412      8.72%
  FHLMC.......................          210        8.50           464        8.50          674             706      8.50
                                       ----                      ----                   ------          ------
                                       $261        8.55          $808        8.59       $1,069          $1,118      8.58
                                       ====                      ====                   ======          ======


                                                                SOURCES OF FUNDS

       GENERAL. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, Haywood Savings derives funds from loan principal repayments, interest payments and periodic borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

       DEPOSITS. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including NOW accounts, money market accounts, regular savings accounts, term certificate accounts (including "Mini Jumbo" and "Jumbo" certificates in denominations of $50,000 and $100,000 or more, respectively) and retirement savings plans. The Bank solicits jumbo certificates from individuals and corporations located in its market area.
  The Bank does not obtain funds through brokers, nor does it solicit funds outside the State of North Carolina.

       The Bank has emphasized the attraction of one-year certificate of deposits through competitive pricing of these types of accounts. In addition, the Bank has attempted to develop and price deposit accounts in order to appeal to retirees in the Bank's market area. During fiscal year 1996, the Bank experienced a decrease in certificate accounts (other than jumbo certificates) and money market deposit accounts. Management attributes the outflow in the accounts to the competition from mutual funds.

       Deposits in the Bank at December 31, 1996 were represented by the various types of deposits described below.


 AVERAGE
INTEREST    MINIMUM                                     MINIMUM                  PERCENTAGE OF
  RATE       TERM                 CATEGORY               AMOUNT     BALANCES    TOTAL DEPOSITS
--------  -----------  -------------------------------  --------  ------------  ---------------

 0.00%    none         Commercial checking              none      $    196,526            0.18%
 2.25     none         NOW accounts                     none         9,215,138            8.58
 2.50     none         Super NOW accounts               none           924,127            0.86
 3.00     none         Optional savings accounts        none        12,303,154           11.46
 5.25     none         Full-paid savings accounts       none             7,000            0.01
 3.25     none         90-day savings accounts          none         1,198,164            1.12
 3.00     none         Money market deposit accounts    $  2,500     6,479,892            6.04
 3.50     none         Optional public funds            none            36,824            0.03

                       CERTIFICATES OF DEPOSIT
                       -------------------------------

 4.64     91 day       91-day certificate                    500     3,451,229            3.22
 5.09     6 months     6-month money market
                       certificate                           500    24,374,281           22.71
 5.48     1 year       1-year certificate                    500    20,415,462           19.02
 5.78     18 months    18-month certificate                  500     1,815,960            1.69
 5.83     30 months    30-month certificate                  500     8,439,452            7.86
 5.64     18 months    IRA certificates                      500     4,292,849            4.00
 6.50     2 years      6-1/2% certificates                   500           473            0.00
 6.75     30 months    6-3/4% certificates                   500        14,534            0.01
 7.50     4 years      7-1/2% certificates                   500       226,386            0.21
 7.75     6 years      7-3/4% certificates                   500        23,425            0.02
 8.00     8 years      8% certificates                       500       185,831            0.17
 5.14     6 months     6-month Mini-Jumbo certificates    50,000       148,869            0.14
 5.28     12 months    12-month Mini-Jumbo
                       certificates                       50,000        22,275            0.02
 5.30     90 days      Jumbo certificates                100,000    11,129,365           10.37
 5.59     various      Public Funds                      various       155,147            0.14
 5.41     various      Negotiated CDs                    various       604,479            0.56
 6.30     24 months    Negotiated CDs                    various     1,682,537            1.58
                                                                  ------------          ------
                                                                  $107,343,379          100.00%
                                                                  ============          ======


       The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.


                                                        INCREASE                                INCREASE
                                                       (DECREASE)                              (DECREASE)
                              BALANCE AT                  FROM        BALANCE AT                  FROM       BALANCE AT
                             DECEMBER 31,      %      DECEMBER 31,   DECEMBER 31,      %      DECEMBER 31,  DECEMBER 31,      %
                                 1996      DEPOSITS       1995           1994      DEPOSITS       1994          1993      DEPOSITS
                             ------------  ---------  -------------  ------------  ---------  ------------  ------------  ---------

Commercial checking........  $    196,526      0.18%   $    74,099   $    122,427      0.11%  $    22,218   $    100,209      0.09%
NOW checking accounts......     9,215,138      8.58        165,520      9,049,618      8.32       268,762      8,780,856      7.97
Super NOW checking accounts       924,127      0.86        (32,010)       956,137      0.88       192,498        763,639      0.69
Passbook and regular
 savings...................    13,545,142     12.62        158,685     13,386,457     12.31    (2,853,907)    16,240,364     14.73
Money market deposit
 accounts..................     6,479,892      6.04     (1,392,240)     7,872,132      7.24    (1,348,778)     9,220,910      8.37
Fixed-rate certificate
 accounts..................       450,649      0.41        (28,590)       479,239      0.44      (155,871)       635,110      0.58
Money market certificates..    24,374,281     22.71        (75,417)    24,449,698     22.48    (3,399,775)    27,849,473     25.27
Jumbo certificates.........    11,129,365     10.37        374,436     10,754,929      9.89       596,398     10,158,531      9.22
Other certificates.........    41,028,259     38.23       (664,359)    41,692,618     38.33%    5,237,108     36,455,510     33.08
                             ------------    ------    -----------   ------------    ------   -----------   ------------    ------
                             $107,343,379    100.00%   $(1,419,876)  $108,763,255    100.00%  $(1,441,347)  $110,204,602    100.00%
                             ============    ======    ===========   ============    ======   ===========   ============    ======

       The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                               AT DECEMBER 31,
                   -------------------------------------
                       1996         1995         1994
                   -----------  -----------  -----------
   4.01 - 6.00%..  $74,849,368  $76,897,245  $74,463,514
   6.01 - 8.00%..    2,133,186      479,239      635,110
                   -----------  -----------  -----------
      Total......  $76,982,554  $77,376,484  $75,098,624
                   ===========  ===========  ===========


       The following table sets forth the amount and maturities of time deposits at December 31, 1996.

                                            AMOUNT DUE
                    -----------------------------------------------------------
                     LESS THAN                             AFTER
RATE                 ONE YEAR     1-2 YEARS   2-3 YEARS   3 YEARS      TOTAL
----                -----------  -----------  ----------  --------  -----------
  4.01-6.00%......  $58,914,000  $10,723,000  $5,213,000  $     --  $74,850,000
  6.01-8.00%......           --    1,682,000          --   451,000    2,133,000
                    -----------  -----------  ----------  --------  -----------
                    $58,914,000  $12,405,000  $5,213,000  $451,000  $76,983,000
                    ===========  ===========  ==========  ========  ===========

       The following table sets forth the deposit account activities of the Bank for the periods indicated.

                                                            AT DECEMBER 31,
                                             ----------------------------------------------
                                                  1996            1995            1994
                                             --------------  --------------  --------------
  Deposits.................................  $ 120,887,730   $ 125,409,908   $ 108,883,733
  Withdrawals..............................   (125,756,781)   (130,871,005)   (121,346,540)
                                             -------------   -------------   -------------
    Net decrease before interest credited..     (4,869,051)     (5,461,097)    (12,462,807)
  Interest credited........................      3,449,175       4,019,750       3,354,730
                                             -------------   -------------   -------------
    Net decrease in deposits...............  $  (1,419,876)  $  (1,441,347)  $  (9,108,077)
                                             =============   =============   =============


       The decrease in the Bank's deposits during fiscal year 1996 occurred primarily in shorter term accounts such as money market deposit accounts, savings accounts, and six-month, twelve-month, and 18-month certificates. Management attributes the decrease to the high stock market enticing new investors into mutual funds.

       BORROWINGS. Savings deposits are the primary source of funds for the Bank's lending activities and other general business activities. Haywood Savings does, however, periodically use borrowed money to supplement its supply of lendable funds and for other operational purposes.

       The Bank has established a $3.0 million line of credit with First Union National Bank with an interest rate equal to First Union National Bank's prime rate. The Bank is required to pay off this line of credit at some point during each year and to leave it unused for a period of 60 days. At December 31, 1996, the Bank had borrowed $1.2 million under this line of credit.

  COMPETITION

       Haywood Savings faces strong competition both in attracting and making real estate and other loans. Its most direct competition for deposits has historically come from other savings and loan associations, commercial banks and credit unions, many of which have substantially greater resources than the Bank. Particularly in times of high interest rates, the Bank faces additional significant competition for investors' funds from short-term money market securities and other corporate and government securities.

       Haywood Savings' competition for real estate loans comes principally from other savings and loan associations, commercial banks, mortgage banking companies, insurance companies and other institutional lenders. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers and their real estate brokers. It competes for savings by offering a variety of savings accounts at competitive rates and convenient branch locations.

  SUBSIDIARIES

       In 1984, the Bank formed Great Smokies Financial Corporation ("Great Smokies"), a wholly-owned subsidiary service corporation organized under North Carolina law. Great Smokies' primary activity had been to build houses on properties which the Bank had acquired through foreclosure. In addition, Great Smokies holds second mortgage loans on properties on which the Bank has foreclosed in order to facilitate the sale of the property by the Bank.

       In 1988, Haywood Savings purchased a small insurance agency for $36,000, now named Great Smokies Insurance Agency, Inc. The agency acts as an insurance broker for property and casualty insurance. During 1996, Great Smokies Insurance Agency earned approximately $168,000 in commissions on policies sold.

       As a North Carolina-chartered savings bank, the Bank is authorized to invest up to 10% of its assets in subsidiary or service corporations engaged in activities that are permissible to subsidiaries of federal savings associations. After December 19, 1992, subsidiaries of state-chartered savings banks generally, however, may not engage as principal in any activity that is not permissible for a subsidiary of a national banks unless the FDIC determines that the activities do not pose a significant risk to the appropriate insurance fund and the bank complies with all applicable capital requirements. Under regulations adopted by the FDIC to clarify the foregoing restriction, a subsidiary acting as agent for the sale of insurance would not be considered engaged as principal in an activity that is not permissible for a subsidiary of a national bank. Accordingly, neither of the Bank's subsidiaries would be considered engaged as principal in an activity that is not permissible for a subsidiary of a national bank.

  REGULATION

       GENERAL. As a North Carolina chartered savings bank with deposits insured by the SAIF, the Bank is extensively regulated by the Administrator of the Savings Institutions Division of the State of North Carolina (the "Administrator") and the FDIC. As a bank holding company, the Company is also subject to extensive regulation under federal and state law. These laws and regulations are intended primarily for the protection of depositors and of the FDIC.

       The following discussion of statutes and regulations affecting North Carolina-chartered savings banks and bank holding companies does not purport to be complete. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. The operations of the Company and the Bank may be affected by legislative changes and by the policies of various regulatory authorities. The Company and the Bank are unable to predict the nature or the extent of the effects on their business and earnings that fiscal or monetary policies or new federal or state legislation or regulation may have in the future.

       REGULATION OF THE COMPANY. The Company is a bank holding company subject to regulation by the Federal Reserve Board under the BHCA. The Company is also a savings institution holding company subject to supervision by the Administrator under North Carolina law. As a result, the activities of the Company are subject to certain limitations, which are described below. In addition, as a bank holding company, the Company is required to file annual and quarterly reports with the Federal Reserve Board and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by the Federal Reserve Board.

       With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations. Notwithstanding the Federal Reserve Board's prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company. In addition to the above restrictions under the BHCA, the Company's investments are limited under North Carolina law to those investments permitted for North Carolina savings banks.

       Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ("CRA") ratings generally are prerequisites to obtaining federal regulatory approval to make acquisitions.

       Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle Neal Act") allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act.

       Additionally, beginning on June 1, 1997, the federal banking agencies will be authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

       The Riegle-Neal Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

       Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, "control" is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. In addition, the Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank. Furthermore, no person or company may acquire control of the Company or the Bank without the prior written approval of the Administrator. The definition of "control" for this purpose is the same as the definition under the Change in Bank Control Act.

       The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "-- Capital Requirements."

       HOLDING COMPANY DIVIDENDS AND STOCK REPURCHASES. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding
  company's bank subsidiary is classified as "undercapitalized."   See "--
  Prompt Corrective Regulatory Action."

       As a bank holding company, the Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. This requirement does not apply to bank holding companies that are "well-capitalized," received one of the two highest examination ratings at their last examination and are not the subject of any unresolved supervisory issues.

       BANK REGULATION. As a state-chartered savings bank which is not a member of the Federal Reserve System (a "state non-member bank"), the Bank is subject to the primary federal supervision of the FDIC under the Federal Deposit Insurance Act (the "FDIA"). The Bank also is subject to comprehensive regulation and supervision by the Administrator. The prior approval of the FDIC and of the Administrator is required for the Bank to establish or relocate a branch office or to engage in any merger, consolidation or significant purchase of assets. In addition, the Bank is subject to numerous federal and state laws and regulations that set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

       The FDIC and the Administrator regularly examine the operations and condition of the Bank, including but not limited to capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank's depositors and the SAIF and not its stockholders. In addition, the Bank is required to furnish quarterly and annual reports to the FDIC as well as annual reports to the Administrator.
  The FDIC's enforcement authority includes the power to remove officers and directors and the authority to issue orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business. Any North Carolina savings bank that does not operate in accordance with the regulations, policies and directives of the Administrator may be subject to sanctions for non-compliance. The Administrator may under certain circumstances suspend or remove, directors or officers who have violated the law, conducted the bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties.

       The CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve Board and the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by the Federal Reserve Board and the FDIC in evaluating mergers, acquisitions and applications to open a branch or facility.

       North Carolina savings banks are authorized to operate branches through the State of North Carolina. Branch approvals are subject to statutory standards relating to safety and soundness, competition, public convenience and CRA performance.

       CAPITAL REQUIREMENTS. The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies with consolidated assets of $150 million or more and state non-member banks, respectively. For bank holding companies with less than $150 million in consolidated assets, the Federal Reserve Board applies the guidelines on a bank-only basis unless the bank holding company has publicly held debt securities or is engaged in non-bank activities involving significant leverage. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and state non-member banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. The regulations of the FDIC and the Federal Reserve Board require bank holding companies and state non-member banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" to total assets of 3.0%. Tier 1 capital is the sum of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), including any related surplus, and minority interests in consolidated subsidiaries; minus all intangible assets (other than certain purchased mortgage servicing rights and purchased credit card receivables), identified losses and investments in certain subsidiaries. As a SAIF-insured, state-chartered bank, the Bank must also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible for national banks, other than debt and equity investments in subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding companies experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital to total assets in making an overall assessment of capital.

       In addition to the leverage ratio, the regulations of the Federal Reserve Board and the FDIC require bank holding companies and state-chartered nonmember banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0% of which at least four percentage points must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of 20 years or more and certain other capital instruments. The includable amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions. The risk-based capital regulations assign balance sheet assets and the credit equivalent amounts of certain off-balance sheet items to one of four broad risk weight categories. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category based principally on the degree of credit risk associated with the obligor. The sum of these weighted values equals the bank holding company or the bank's risk-weighted assets.

       As of December 31, 1996, the Bank's level of Tier 1 Capital was well in excess of the minimum required by the FDIC capital regulations.

       The federal bank regulators, including the Federal Reserve Board and the FDIC, have proposed to revise their risk-based capital requirements to ensure that such requirements provide for explicit consideration of interest rate risk. Under the proposed rule, a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank's internal model for measuring such exposure, if such model is determined to be adequate by the bank's examiner. If the dollar amount of a bank's interest rate risk exposure, as measured under either measurement system, exceeds 1% of the bank's total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. Management of the Bank has not determined what effect, if any, the FDIC's proposed interest rate risk component would have on the Bank's capital if adopted as proposed. The FDIC has adopted a regulation that provides that the FDIC may take into account whether a bank has significant risks from concentrations of credit or nontraditional activities in determining the adequacy of its capital. The Bank has not been advised that it will be required to maintain any additional capital under this regulation. The proposed interest rate risk component would not apply to bank holding companies on a consolidated basis.

       Under North Carolina law, savings banks must maintain a net worth of not less than 5% of assets. In computing its compliance with this requirement, the savings bank must deduct intangible assets from both net worth and assets. In connection with the approval by the Administrator of the Bank's holding company reorganization, the Company executed a Capital Maintenance Agreement, pursuant to which the Company agreed to infuse additional capital into the Bank in the event the Bank's net worth fell below the minimum net worth requirement under North Carolina law. The Bank was in compliance with the North Carolina net worth requirement at December 31, 1996.

       PROMPT CORRECTIVE REGULATORY ACTION. FDICIA requires the federal banking regulators to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements. An institution that failed to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2% nor more than 65% of the minimum tangible capital level otherwise required (the "critical capital level"), the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

       Federal banking regulators, including the FDIC, have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its qualifying total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its Tier 1 capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 capital to adjusted total assets). Under the regulations, a savings bank that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMEL rating). An "undercapitalized institution" is an institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. For purposes of the prompt corrective action regulations, tangible equity is equivalent to Tier 1 capital plus outstanding cumulative perpetual preferred stock (and related surplus) minus all intangible assets other than certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the FDIC determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category.

       DIVIDEND LIMITATIONS. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

       Earnings of the Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. The Bank intends to make full use of this favorable tax treatment and does not contemplate use of any earnings in a manner which would limit the Bank's bad debt deduction or create federal tax liabilities.

       Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

       The Company is subject to limitations on dividends imposed by the Federal Reserve Board. See "-- Holding Company Dividends and Stock Repurchases."

       DEPOSIT INSURANCE. The Bank is required to pay assessments to the FDIC based on a percent of its insured deposits for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

       Under the risk-based deposit insurance system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria used under the prompt corrective action regulations. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

       For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred an after-tax expense of $473,000 during the quarter ended September 30, 1996.

       The FDIC has proposed a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF member institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by FICO an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

       RESTRICTIONS ON CERTAIN ACTIVITIES. Under FDICIA, state-chartered banks with deposits insured by the FDIC are generally prohibited from acquiring or retaining any equity investment of a type or in an amount that is not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner. State-chartered banks are also prohibited from engaging as principal in any type of activity that is not permissible for a national bank and subsidiaries of state-chartered, FDIC-insured state banks may not engage as principal in any type of activity that is not permissible for a subsidiary of a national bank unless in either case the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and the bank is, and continues to be, in compliance with applicable capital standards.

       The FDIC has adopted regulations to clarify the foregoing restrictions on activities of FDIC-insured state-chartered banks and their subsidiaries.
  Under the regulations, the term activity refers to the authorized conduct of business by an insured state bank and includes acquiring or retaining any investment other than an equity investment. A bank or subsidiary is considered acting as principal when conducted other than as an agent for a customer, as trustee, or in a brokerage, custodial, advisory or administrative capacity. An activity permissible for a national bank includes any activity expressly authorized for national banks by statute or recognized as permissible in regulations, official circulars or bulletins or in any order or written interpretation issued by the Office of the Comptroller of the Currency ("OCC"). In its regulations, the FDIC indicates that it will not permit state banks to directly engage in commercial ventures or directly or indirectly engage in any insurance underwriting activity other than to the extent such activities are permissible for a national bank or a national bank subsidiary or except for certain other limited forms of insurance underwriting permitted under the regulations. Under the regulations, the FDIC permits state banks that meet applicable minimum capital requirements to engage as principal in certain activities that are not permissible to national banks including guaranteeing obligations of others, activities which the Federal Reserve Board has found by regulation or order to be closely related to banking and certain securities activities conducted through subsidiaries.

       SAFETY AND SOUNDNESS STANDARDS. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the FDIC and the Federal Reserve Board, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the operations of the Bank.

       Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the FDIC and the Federal Reserve Board, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, an FDIC insured depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the operations of the Bank.

       TRANSACTIONS WITH AFFILIATES. The affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act apply to transactions between the Bank and the Company or the Bank's other affiliates. Generally, Sections 23A and 23B (i) limit the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
  (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. A bank holding company and its subsidiaries, as well as any company under common control with a bank, are considered "affiliates" of the Bank under Sections 23A and 23B. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, the Bank may not (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the Bank.

       FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 1996, of $1.4 million.

       FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts equal to 3% on the first $49.3 million of transaction accounts plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1996, the Bank met its reserve requirements.

  FEDERAL AND STATE TAXATION

       FEDERAL TAXATION. Thrift institutions are subject to provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. Prior to recent legislation, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by certain interests in real property, and "nonqualifying loans," which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon (a) actual loss experience or (b) a percentage of taxable income before such deduction.

       The Bank, which files its federal income tax returns on a calendar year basis, could generally elected to use the method which resulted in the greatest deduction for federal income tax purposes, which generally was the percentage of taxable income method.

       Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction were not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

       Legislation recently signed by the President repealed the percentage of taxable income method of calculating the bad debt reserve. Savings associations, like the Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. The Bank has provided deferred taxes for the amount of the recapture.

       Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

       The Bank's income tax returns for 1993 and subsequent years are subject to final determination by the taxing authorities.

       STATE INCOME TAXATION. Under North Carolina law, the Bank is subject to an annual corporate income tax of 7.75% of its federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition to the state income tax, Haywood Savings is also subject to an annual state franchise tax.

       The Bank's state income tax returns have not been audited for the past five years.

       For further information regarding federal and state taxes payable by the Bank, see Note 8 of Notes to Consolidated Financial Statements.

  EMPLOYEES

       As of December 31, 1996, the Bank had 34 full-time and three part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.

  EXECUTIVE OFFICERS OF THE REGISTRANT

       At December 31, 1996, the executive officers of the Company were as follows:

            NAME          AGE  POSITION
            ----          ---  --------
       Larry R. Ammons     52  President and Managing Officer
       Jack T. Nichols     56  Treasurer and Chief Financial Officer

       LARRY R. AMMONS has been employed by the Bank in various positions since 1972. In 1976, he was elected Executive Vice President and Managing Officer, and in 1987 became President. He became President of the Company upon its incorporation. Mr. Ammons is responsible for the daily operations of the Company and the Bank under policies and procedures established by the Board of Directors.

       JACK T. NICHOLS has been employed by the Bank since 1966 and currently serves as Chief Financial Officer, Treasurer and Controller.

  ITEM 2.  PROPERTIES
  -------------------

       The following table sets forth the location of the Bank's office properties (including furniture, fixtures and equipment), as well as additional information relating to these offices at December 31, 1996. All such properties are owned by the Bank.

                                                        YEAR      NET BOOK
                             OFFICE LOCATION         CONSTRUCTED    VALUE
                             ---------------         -----------  --------

                       Main Office.................         1974  $955,782
                         370 North Main Street
                         Waynesville, NC 28786

                       Sylva Branch................         1981   181,726
                         6 Grindstaff Cover Road
                         Sylva, NC 28779

                       Murphy Branch...............         1984   305,557
                         King and Hiwassee Street
                         Murphy, NC 28906

                       Andrews Branch..............         1986   202,624
                         Main Street
                         Andrews, NC 28901

       The Bank utilizes an in-house data processing system for accounting and record-keeping purposes.

       The total net book value of all the Bank's property and equipment at December 31, 1996 was $1,660,387. For further information, see Note 6 of Notes to the Consolidated Financial Statements.

  ITEM 3.  LEGAL PROCEEDINGS
  --------------------------

       From time to time the Company and/or the Bank is a party to legal proceedings in the ordinary course of business. At December 31, 1996, none of the Company or any of its subsidiaries is engaged in any legal proceedings of a material nature.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ------------------------------------------------------------

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
  ------------------------------------------------------------------------------
  MATTERS
  -------

       The Company's common stock began trading on the American Stock Exchange under the symbol "HBS" on June 11, 1996. Prior to June 11, 1996, there was no established market for the common stock. The following table sets forth for the past two fiscal years the high and low closing sales prices for the common stock for each full fiscal quarter that it has traded on the American Stock Exchange and for each quarter prior thereto the high and low bid and asked price for the common stock as quoted by Interstate/Johnson Lane as well as dividends declared on the common stock in each quarter.

                                         DIVIDENDS
                          HIGH    LOW    DECLARED
                         ------  ------  ---------

       1996
       ----

       First Quarter     $17.50  $17.00      $0.13
       Second Quarter     17.50   17.00       0.13
       Third Quarter      19.25   18.25       0.13
       Fourth Quarter     18.75   18.25       0.14

       1995
       ----

       First Quarter     $15.00  $15.00      $0.12
       Second Quarter     15.00   16.50       0.12
       Third Quarter      16.50   16.50       0.12
       Fourth Quarter     16.50   17.50       0.13

       At December 31, 1996 there were 1,211,856 shares of common stock outstanding and 414 stockholders of record.

  ITEM 6.  SELECTED FINANCIAL DATA
  --------------------------------

       The following tables set forth certain information concerning the financial position and results of operations of the Company at the dates and for the periods indicted:

                                                                   DECEMBER 31,
                                               -----------------------------------------------------
                                                 1996       1995       1994       1993       1992
                                               ---------  ---------  ---------  ---------  ---------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
  SUMMARY OF FINANCIAL CONDITION
---------------------------------------------
  Cash.......................................  $  1,030   $  1,468   $  1,291   $  2,493   $  1,555
  Investments (1)............................    13,687     21,289     25,927     32,314     24,399
  Loans, net.................................   109,344    104,019     99,879     99,980    103,763
  Goodwill...................................       780        832        885        937        990
  Investment in mortgage servicing rights....     1,728         --         --         --         --
  All other assets...........................     4,332      4,461      4,449      4,533      4,711
                                               --------   --------   --------   --------   --------
    Total assets.............................  $130,901   $132,069   $132,431   $140,257   $135,418
                                               ========   ========   ========   ========   ========

  Deposits...................................   107,343    108,763    110,205    119,312    115,832
  Borrowings.................................     1,200         --         --         --         --
  All other liabilities......................     1,831      1,900      1,818      1,336      1,534
  Stockholders' equity.......................    20,527     21,406     20,408     19,609     18,052
                                               --------   --------   --------   --------   --------
    Total liabilities and
      stockholders' equity...................  $130,901   $132,069   $132,431   $140,257   $135,418
                                               ========   ========   ========   ========   ========

  SUMMARY OF OPERATIONS
---------------------------------------------
  Interest income............................     9,867   $ 10,043   $  9,479   $ 10,186   $ 11,247
  Interest expense...........................    (5,036)    (5,217)    (4,156)    (4,703)    (5,843)
                                               --------   --------   --------   --------   --------
    Net interest income......................     4,831      4,826      5,323      5,483      5,404

  Provision for loan losses..................       (15)       (20)       (60)       (60)      (300)
                                               --------   --------   --------   --------   --------

    Net interest income after provision
      for loan losses........................     4,816      4,806      5,263      5,423      5,104

  Total other income, net....................       661        512        421        295        341
  Total general and administrative
    expenses (2).............................    (3,812)    (3,144)    (2,975)    (2,783)    (2,735)
                                               --------   --------   --------   --------   --------

  Income before income taxes and cumulative
    effect of change in accounting
    principle................................     1,665      2,174      2,709      2,935      2,710
  Income taxes...............................      (571)      (813)    (1,004)    (1,124)    (1,036)
                                               --------   --------   --------   --------   --------
  Income before cumulative effect of change
    in accounting principle..................     1,094      1,361      1,705      1,811      1,674
  Cumulative effect of change in accounting
    principle................................        --         --         --        146         --
                                               --------   --------   --------   --------   --------
  Net income.................................  $  1,094   $  1,361   $  1,705   $  1,957   $  1,674
                                               ========   ========   ========   ========   ========

  Per share data (3):
    Income before cumulative effect
      of change in accounting principle......     $0.89      $1.08      $1.34      $1.43      $1.33
    Cumulative effect of change in
      accounting principle...................        --         --         --        .12         --
                                               --------   --------   --------   --------   --------
    Net income...............................      0.89       1.08       1.34       1.55       1.33
                                               ========   ========   ========   ========   ========
    Cash dividends declared..................     $0.53      $0.49      $0.45      $0.43      $0.40
                                               ========   ========   ========   ========   ========
--------------

(1) Includes investment securities, interest-bearing balances in other banks, federal funds sold, mortgage-backed securities, and Federal Home Loan Bank stock.
 (2) For the year ending December 31, 1996, includes a special assessment paid to the FDIC in the amount of $720,000.
(3) Per share data has been restated to reflect the 2 for 1 stock split distributed in 1993.

  KEY OPERATING RATIOS

            The table below sets forth certain performance ratios of the Company for the periods indicated.

                                                            YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------
                                                    1996    1995    1994     1993      1992
                                                   ------  ------  ------  ---------  ------

   Return on average assets (net income divided
    by average total assets).....................   0.83%   1.02%   1.25%   1.41%(1)   1.26%
   Return on average equity (net income divided
    by average equity)...........................   5.43%   6.49%   8.50%  10.38%(1)   9.85%
   Equity to assets ratio (average equity
    divided by average total assets).............  15.24%  15.72%  14.75%  13.52%     12.76%
   Dividend payout ratio (dividends declared
    per share divided by net income per share)...  59.55%  45.37%  33.58%  27.75%(1)  30.19%

--------------------

(1) Excluding the $146,354 cumulative effect adjustment for a change in accounting principle, these ratios would be 1.30%, 9.60% and 30.07%, respectively.


  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  ------------------------------------------------------------------------
  RESULTS OF OPERATIONS
  ---------------------

       The following narrative should be read in conjunction with the consolidated financial statements and related notes found elsewhere in this report.

       ASSET/LIABILITY MANAGEMENT. The Bank's net interest income is dependent primarily upon the difference or spread between the average yield earned on loans, investment securities and the average rate paid on deposits, as well as the relative amounts of such assets and liabilities. Haywood Savings, as other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

       Key components of a successful asset/liability management strategy are the monitoring and managing of interest rate sensitivity of both the interest-earning asset and interest-bearing liability portfolios. Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting primarily of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest-earning assets (generally consisting of intermediate or long-term loans and investment securities). The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of the Company's interest rate risk management.

       The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. In particular, the Bank's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination for portfolio of one-year, adjustable-rate loans and the origination of other types of adjustable-rate and short-term loans with greater interest rate sensitivities than long-term, fixed-rate loans. Management intends to continue employing these strategies to minimize the potential negative impact on earnings due to interest rate fluctuations.

  GAP ANALYSIS

       The term "interest rate sensitivity" refers to those assets and liabilities which reprice periodically in response to fluctuations in market rates and yields. Thrift institutions have historically operated in a mismatched position with interest-sensitive liabilities greatly exceeding interest-sensitive assets. The Bank is attempting, through the use of adjustable rate mortgages and short-term investments, to achieve a better match of the maturities of its assets and liabilities.

       Increases in the Bank's adjustable-rate mortgage loan portfolio and construction loans reflects management's strategy of reducing the Bank's gap between interest-bearing liabilities and interest-earning assets that mature (or reprice) in similar time periods.

       The following table sets forth the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities as of December 31, 1996 based on their contractual terms to repricing or maturity.

                                               SIX MONTHS    OVER ONE    OVER THREE   OVER FIVE     OVER TEN       OVER
                                    LESS THAN    THROUGH     THROUGH       THROUGH     THROUGH       THROUGH      TWENTY
                                   SIX MONTHS   ONE YEAR   THREE YEARS   FIVE YEARS   TEN YEARS   TWENTY YEARS    YEARS     TOTAL
                                   ----------- ----------- ------------  -----------  ----------  -------------  --------  -------
                                                                      (DOLLARS IN THOUSANDS)

Interest-earning assets:
 Investment securities(1).........   $ 3,054     $    --     $  2,937     $  5,200     $    --        $    --    $    --   $ 11,191
 Fixed-rate residential loans(2)..       994          79          245          441       7,359         25,206         --     34,324
 Adjustable-rate loans............    52,723      24,574           --           --          --             --         --     77,297
                                     -------     -------     --------     --------    --------    -----------    -------   --------
   Total..........................    56,771      24,653        3,182        5,641       7,359         25,206         --    122,812
                                     -------     -------     --------     --------    --------    -----------    -------   --------
Interest-bearing liabilities:
 Deposits.........................    59,621      29,457       17,618          451          --             --         --    107,147
                                     -------     -------     --------     --------    --------    -----------    -------   --------

Interest sensitivity gap..........   $(2,850)    $(4,804)    $(14,436)    $  5,190     $ 7,359        $25,206    $    --   $ 15,665
                                     =======     =======     ========     ========    ========    ===========    =======   ========
Cumulative difference between
 interest-earning assets and
 interest-bearing liabilities.....   $(2,850)    $(7,654)    $(22,090)    $(16,900)    $(9,541)       $15,665    $15,665   $ 15,665
                                     =======     =======     ========     ========    ========    ===========    =======   ========
Cumulative difference between
 interest-earning assets and
 interest-bearing liabilities
 as a percent of total assets.....     (2.18)%     (5.85)%     (16.88)%     (12.91)%     (7.29)%        11.97%     11.97%     11.97%
                                     =======     =======     ========     ========    ========    ===========    =======   =======
------------------

(1) Includes U.S. agency obligations, interest bearing balances in other banks, federal funds sold and other investments.
(2) Includes mortgage-backed securities in the amount of $1,069,323 at December 31, 1996.

  AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND RATES

       The following table sets forth certain information relating to the Bank's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods indicated. The average balances of loans and mortgage-backed securities include loans on non-accrual status for each period. The table also presents information for the periods indicated with respect to the Company's "net interest margin," which is its net interest income divided by the average balance of interest-earning assets, and is a statistic which financial institutions have traditionally used as an indicator of profitability. Net interest margin is affected by the interest rate spread (the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities) and by the relative amounts of interest-earning assets and interest-bearing liabilities.


                                                                       YEAR ENDED DECEMBER 31,
                            --------------------------------------------------------------------------------------------------------
                                             1996                                  1995                            1994
                            ----------------------------------  -----------------------------------  -------------------------------
                                                       AVERAGE                              AVERAGE                          AVERAGE
                               AVERAGE                  YIELD/     AVERAGE                   YIELD/     AVERAGE               YIELD/
                               BALANCE      INTEREST     COST      BALANCE       INTEREST     COST      BALANCE    INTEREST    COST
                            ------------  ----------- --------  ------------  ------------  -------  ------------  ---------- -----

Interest-earning assets:
 Loans and mortgage-backed
  securities, net.........  $108,563,713  $8,866,944     8.17%  $104,634,180  $ 8,771,221     8.38%  $101,038,176  $8,039,786  7.96%

 Investment securities....    15,145,199     834,428     5.51     20,503,187    1,084,040     5.29     20,243,067   1,027,883  5.08
 Interest-bearing
  balances in
  other banks.............       337,926      19,876     5.88        883,741       43,498     4.92      6,634,523     242,836  3.66
 Other interest-earning
  assets..................     2,228,336     145,549     6.53      2,440,440      143,986     5.90      3,064,277     168,887  5.51
                            ------------  ----------            ------------  -----------            ------------  ----------
    Total
     interest-earning
     assets...............   126,275,174   9,866,797     7.81    128,461,548   10,042,745     7.82    130,980,043   9,479,392  7.24
                                          ----------                          -----------                          ----------
Noninterest-earning assets.    5,839,576                           4,972,233                            4,897,816
                            ------------                        ------------                         ------------
    Total assets..........  $132,114,750                        $133,433,781                         $135,877,859
                            ============                        ============                         ============

Interest-bearing
 liabilities:
 Deposits.................  $110,111,811   5,018,715     4.56%  $110,238,538  $ 5,217,208     4.73%  $115,651,391   4,156,623  3.59
 Other borrowed money.....       209,685      17,299     8.25             --           --       --             --          --    --
                            ------------  ----------            ------------  -----------            ------------  ----------
    Total
     interest-bearing
     liabilities..........   110,321,496                         110,238,538    5,217,208     4.73    115,651,391   4,156,623  3.59
                                                                              -----------                          ----------
Noninterest-bearing
 liabilities..............     1,661,097   5,036,014     4.56      2,222,593                              180,467
                            ------------  ----------            ------------                         ------------
    Total liabilities.....   111,982,593                         112,461,131                          115,831,858
Stockholders' equity......    20,132,157                          20,972,650                           20,046,001
                            ------------                        ------------                         ------------
    Total liabilities and
     stockholders'
      equity..............  $132,114,750                        $133,433,781                         $135,877,859
                            ============                        ============                         ============

Net interest income.......                $4,830,783                          $ 4,825,537                          $5,322,769
                                          ==========                          ===========                          ==========

Interest rate spread......                               3.25%                                3.09%                            3.65%

                                                         ====                                 ====                             ====

Net interest margin.......                      3.83%                                3.76%                               4.06%
                                           ==========                          ===========                          ==========

  RATE/VOLUME ANALYSIS

       The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume, multiplied by old rate); (2) changes in rate (changes in rate, multiplied by old volume); and (3) changes in rate-volume (changes in rate multiplied by the change in volume.) The change in interest income or expense attributable to the combination of rate variance and volume variance is included in the table, but such amount has also been allocated between, and included in the amounts shown as, changes due to rate and changes due to volume. The change due to rate/volume variance has been allocated equally between the amounts due solely to rate variance and solely to volume variance.


                                                                   YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------------------------------------------
                                     1996             VS.             1995            1995             VS.         1994
                                  -------------------------------------------  --------------------------------------------
                                              INCREASE (DECREASE)                             INCREASE (DECREASE)
                                  -------------------------------------------  --------------------------------------------
                                     RATE           VOLUME           TOTAL            RATE            VOLUME       TOTAL
                                  ----------  -------------------  ----------  -------------------  ----------  -----------
                                                                       (IN THOUSANDS)

Interest income:
 Loans and mortgage-backed
   securities...................  $(229,452)           $ 325,175   $  95,723           $  437,641   $ 293,794   $  731,435
 Investments....................     39,631             (289,243)   (249,612)              25,007       1,525       26,532
 Interest-bearing balances in
   other banks..................      5,862              (29,484)    (23,622)              47,434    (246,772)    (199,338)
 Other interest-earning assets..     14,747              (13,184)      1,563               82,968     (78,244)       4,724
                                  ---------            ---------   ---------           ----------   ---------   ----------
    Total interest income.......   (169,212)              (6,736)   (175,948)             593,050     (29,697)     563,353

Interest expense:
 Deposits.......................   (192,607)              (5,886)   (198,493)           1,282,647    (225,277)   1,057,370
 Borrowings.....................      8,649                8,650      17,299                   --       3,215        3,215
                                  ---------            ---------   ---------           ----------   ---------   ----------
  Total interest expense........   (183,958)               2,764    (181,194)           1,282,647    (222,062)   1,060,585
                                  ---------            ---------   ---------           ----------   ---------   ----------
Net interest income.............  $  14,746            $  (9,500)  $   5,246           $ (689,597)  $ 192,365   $ (497,232)
                                  =========            =========   =========           ==========   =========   ==========

  GENERAL
  -------

       The Company realized net earnings in 1996 of $1,093,796, or $.89 per share, resulting in a return of .83% on average assets and 5.43% on average equity. Net income for 1995 was $1,361,098, or $1.08 per share, which resulted in a return of 1.02% on average assets and 6.49% on average equity.
  A quarterly dividend of $.14 per share was declared payable on January 6, 1997 to shareholders of record on December 16, 1996.

       During 1996, the Company remained focused on single family residential lending in its primary market area and, generally, has limited its commercial real estate lending. The Company does not make installment consumer loans and, until 1991, did not originate home equity loans. This conservative lending philosophy has historically allowed the Company to avoid significant loan losses. Management uses available information such as delinquency trends, the state of the local economy, and composition and collateralization of the loan portfolio to help determine the level of allowance for loan losses.

  COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS 1996 VERSUS 1995
  ------------------------------------------------------------------------

       Net income was $1,093,796, or $.89 per share, in 1996 compared to net income of $1,361,098, or $1.08 per share, in 1995 which represents a 19.6% decrease. The decline in net income during 1996 was attributable to a one-time special assessment which Haywood Savings, like all institutions with SAIF-assessable deposits, was required to pay during the third quarter to recapitalize the SAIF of the FDIC. Haywood Savings' special assessment resulted in an after-tax reduction in earnings of $473,000, or $.38 per share.

  Without the special assessment, the Company's net income would have improved to $1,566,796, or $1.27 per share, for 1996 reflecting increases in net interest income and other income.

       Total interest income decreased $175,948, or 1.75%, to $9,866,797 in 1996 from $10,042,745 in 1995. The decrease in interest income is principally due to a decrease in investment securities interest income of $249,612, which is attributable to a decrease in average volume of approximately $5 million. As investment securities matured during 1996, the proceeds were used in part to fund the Company's loan growth.

       Also contributing to the decrease in interest income is a decrease in the average interest earned on loans and mortgage-backed securities of 21 basis points from 8.38% in 1995 to 8.17% in 1996. This was partially offset by an increase in the average volume of $3.9 million.

       Total interest expense decreased $181,194 or 3.47%, in 1996. This is mainly due to a decrease in the average cost of funds on the Company's deposit
  base from 4.73% in 1995 to 4.56% in 1996.   The average balance of deposits
  decreased only $127,000 during 1996.

       The overall net effect of these changes was a $5,246, or 0.11%, increase in net interest income in 1996 compared to 1995. The interest rate spread increased to 3.25% in 1996 from 3.09% in 1995. Net interest income as a percentage of average interest-earning assets was 3.83% in 1996 compared to 3.76% in 1995.

       During 1996 and 1995, management recorded provisions for loan losses of $15,000 and $20,000, respectively. The decrease in the provision for loan losses was due to the lack of charge-offs in 1996 and 1995.

       Other income increased $148,096, or 28.9%, in 1996, primarily as a result of an increase in net real estate operations, which relates to net rental income from a significant piece of real estate owned.

       General and administrative expenses increased $667,731, or 21.2%. The increase is primarily due to a one-time cost of approximately $720,000 pertaining to a special assessment by the FDIC on all SAIF insured financial institutions to recapitalize the SAIF. Federal and other insurance premiums increased $664,074 to $930,297 as a result of this special assessment. As a result of the recapitalization of the SAIF, the FDIC reduced Haywood Savings' annual assessment rate for deposit insurance from 0.23% of insured deposits to zero effective October 1, 1996 and Haywood Savings received a refund of a previously paid deposit insurance premium of approximately $63,000.

       The Company's effective income tax rate was 34.3% in 1996 compared to 37.4% in 1995.

  COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS 1995 VERSUS 1994
  ------------------------------------------------------------------------

       Income before income taxes for 1995 was $2,174,185, down 19.7% from $2,709,133 in 1994. Net income was $1,361,098, or $1.08 per share, in 1995 compared to income of $1,704,833, or $1.34 per share, in 1994 which represents a 20.2% decrease.

       Total interest income increased $563,353, or 5.9%, in 1995 from 1994 due principally to an increase in the average yield on interest-earning assets to 7.82% compared to 7.24% in 1994, despite a decrease of $2.5 million in the average balance of total interest-earning assets. The average yield on loans and mortgage-backed securities increased from 7.96% in 1994 to 8.38% in 1995 with the average balance for the year increasing by $3.6 million. Average balances for the Company's other interest-earning assets decreased in 1995 by $6.1 million to $23.8 million while the average yield on these assets increased from 4.81% to 5.34%.

       Total interest expense increased $1,060,585 or 25.5%, in 1995. In 1995, the average cost of funds on the Company's deposit base increased to 4.73% from 3.59% in 1994 while the average balance of deposits decreased $5.4 million, or 4.7%.

       The overall net effect of these changes was a $497,332, or 9.3% decrease in net interest income in 1995 compared to 1994. The interest rate spread declined slightly to 3.09% from 3.65% in 1994. Net interest income as a percentage of average interest-earning assets decreased to 3.76% in 1995 from 4.06% in 1994.

       During 1995 and 1994, management recorded provisions for loan losses of $20,000 and $60,000, respectively. The decrease in the provision for loan losses was due to the lack of charge-offs in 1995 and 1994.

       Other income increased $91,625, or 21.8%, in 1995. Increases were realized in net real estate operations, which relates to increased net rental income from a significant piece of real estate owned, insurance income, rental income, and other income. These increases more than offset the decrease in service charges on deposits.

       General and administrative expenses increased $169,341, or 5.7%. Increases were experienced in salaries and employee benefits and other expenses. These increases were partially offset by decreases in occupancy and equipment expenses and federal and other insurance premiums.

       The Company's effective income tax rate was 37.4% in 1995 compared to 37.1% in 1994.

  ASSET QUALITY
  -------------

       At December 31, 1996, the Company had approximately $814,000 of loans in nonaccrual status as compared to $1,285,000 at December 31, 1995. At December 31, 1996, loans delinquent 60 days or more as a percentage of loans were 2.21% which is a decrease from 1995's percentage of 2.80%. At December 31, 1996 and 1995, the recorded investments in loans that were considered to be impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," was approximately $741,000 and $713,000, respectively, of which all were on nonaccrual. The related allowance for loan losses on these impaired loans was approximately $98,500 and $95,700 at December 31, 1996 and 1995, respectively. There were no loans contractually past due 90 days or more and still accruing at December 31, 1996 and 1995. In the opinion of Management, there are no other loans which cause management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms which could result in becoming classified as problem assets. The Company's year-end allowance for loan losses was $718,547, or .65% of outstanding loans. This compares to .67% and .68% for 1995 and 1994, respectively. Management remains conscious of the judgmental nature of the allowance for loan losses and the need for continuous evaluation of the risk inherent in the loan portfolio.

  LIQUIDITY AND ASSET LIABILITY MANAGEMENT
  ----------------------------------------

       The Company's asset-liability management policy is to maintain and enhance the net interest income and provide adequate liquidity to meet continuing loan demand, withdrawal requirements, and pay for normal operating expenses. Liquidity is provided by the ability to attract deposits, short-term investment strategy, loan repayments, and current earnings.

       At December 31, 1996, the Company had approximately $12.2 million in cash, interest-bearing balances in other banks, federal funds sold, and investment securities. Management believes that the level of liquidity at December 31, 1996 is adequate and in compliance with regulatory requirements.

       A primary objective in interest rate management is the avoidance of wide fluctuations in net interest income due to interest rate movements.
  Management conducts, on a regular basis, various analyses to determine the gap representing the difference between repricing assets and repricing liabilities. At December 31, 1996, the Company's balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. At December 31, 1996 total rate sensitive liabilities within one year were $89.1 million compared to rate sensitive assets of $81.4 million for a cumulative gap of $7.7 million. It should be noted that interest-sensitivity of the balance sheet as of a specific date is not necessarily indicative of the Company's position on other dates.

  COMMITTED RESOURCES
  -------------------

       The Company had loan commitments, including undisbursed proceeds on loans in process and preapproved but unused lines of credit for home equity loans, of approximately $3,560,900 outstanding at December 31, 1996. Of this amount, $2,494,000 represent adjustable rate commitments and $1,066,900 represent fixed rate commitments. These commitments were primarily for construction and conventional lending and will be funded primarily from loan principal repayments and other normal sources of liquidity.

  CAPITAL RESOURCES
  -----------------

       As a North Carolina-chartered savings bank, Haywood Savings is subject to the capital requirements of the FDIC and the N.C. Administrator of Savings Institutions ("the Administrator"). The FDIC requires Haywood Savings to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be "well capitalized," the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to Haywood Savings is the allowance for loan losses. Risk-weighted assets reflect Haywood Savings' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. Haywood Savings is also subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3%, and a ratio of 5% to be "well capitalized." The Administrator requires a net worth equal to at least 5% of assets. At December 31, 1996, Haywood Savings was in compliance with the capital requirements of both the FDIC and the Administrator and is deemed to be "well capitalized."

  ACCOUNTING CHANGES
  ------------------

       Certain new and proposed accounting standards which have affected or could affect the consolidated financial statements of the Company are discussed in note 1 to the consolidated financial statements.

  EFFECTS OF INFLATION
  --------------------

       The major portions of a bank's assets and liabilities are monetary in nature. As a result of this distinct asset and liability structure, performance may be more significantly influenced by changes in interest rates than by inflation. Although inflation has a lesser influence on a bank's performance, operating expenses may be affected in that personnel expenses, supply costs, and outside services tend to increase during periods of inflation. Also, inflation affects the level of interest rates prevailing at any one time.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ----------------------------------------------------



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   OF HAYWOOD BANCSHARES, INC. AND SUBSIDIARY


  Independent Auditors' Report                                                   39

  Consolidated Statements of Financial Condition as of December 31, 1996
       and 1995                                                                  40

  Consolidated Statements of Income for the years ended December 31, 1996,
       1995 and 1994                                                             41

  Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 1996, 1995 and 1994                                          42

  Consolidated Statements of Cash Flows for the years ended December 31,
       1996, 1995 and 1994                                                       43

  Notes to Consolidated Financial Statements for the years ended December 31,
       1996, 1995 and 1994                                                       45

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors
Haywood Bancshares, Inc.
Waynesville, North Carolina:

We have audited the consolidated statements of financial condition of Haywood Bancshares, Inc. and subsidiary (the Corporation) as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Haywood Bancshares, Inc. and subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                    KPMG Peat Marwick LLP

Charlotte, North Carolina
February 7, 1997

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                           December 31, 1996 and 1995


                    Assets                                            1996          1995
                    ------                                        ------------  ------------

Cash on hand and in banks                                         $  1,029,850     1,467,946
Interest-bearing balances in other banks                               143,806       816,890
Federal funds sold                                                     152,847       440,248
Investment securities (market value of $10,744,961 in
  1996 and $17,113,475 in 1995) (note 2)                            10,894,099    17,100,000
Mortgage-backed securities (market value of $1,118,023
  in 1996 and $1,488,416 in 1995) (note 3)                           1,069,323     1,419,707
Loans (net of allowance for loan losses of $718,547
   in 1996 and $703,547 in 1995) (note 4)                          109,344,406   104,018,911
Real estate acquired in settlement of loans (note 5)                 1,790,187     1,834,567
Federal Home Loan Bank stock, at cost                                1,427,300     1,512,200
Premises and equipment (note 6)                                      1,660,387     1,827,077
Investment in mortgage servicing rights (note 7)                     1,728,075            --
Goodwill                                                               780,030       832,530
Other assets (note 8)                                                  881,054       799,417
                                                                  ------------   -----------
                                                                  $130,901,364   132,069,493
                                                                  ============   ===========

     Liabilities and Stockholders' Equity
     ------------------------------------
Deposit accounts:
  Noninterest-bearing                                                  196,526       122,427
  Interest-bearing, including $11,129,365 in 1996
     and $10,754,929 in 1995 of time deposits for
     $100,000 or more                                              107,146,853   108,640,828
                                                                  ------------   -----------
                                                                   107,343,379   108,763,255
Note payable (note 14)                                               1,200,000            --
Accrued expenses and other liabilities (notes 8 and 9)               1,831,091     1,899,969
                                                                  ------------   -----------
       Total liabilities                                           110,374,470   110,663,224
                                                                  ------------   -----------
Stockholders' equity (notes 11, 12 and 13):
  Serial preferred stock, $1.00 par value, 5,000,000
     shares authorized; no shares issued or outstanding                     --            --
  Common stock, $1.00 par value, 10,000,000 shares
     authorized; issued and outstanding 1,211,856
     shares in 1996 and 1,287,372 shares in 1995                     1,211,856     1,287,372
  Additional paid-in capital                                         3,218,006     4,652,561
  Retained income, substantially restricted                         16,298,440    15,825,090
  Less obligation in connection with funds used to
     acquire common shares by ESOP                                    (201,408)     (358,754)
                                                                  ------------   -----------
            Total stockholders' equity                              20,526,894    21,406,269
Commitments (note 4)
                                                                  $130,901,364   132,069,493
                                                                  ============   ===========

         See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                       Consolidated Statements of Income

                 Years ended December 31, 1996, 1995, and 1994

                                                                              1996        1995       1994
                                                                           ----------  ----------  ---------
Interest income:
 Loans                                                                     $8,760,804   8,637,329  7,879,773
 Investment securities:
  U.S. Government agencies                                                    834,428   1,084,040  1,027,883
  Other                                                                             -           -     29,625
 Mortgage-backed securities                                                   106,140     133,892    160,013
 Interest-bearing balances in other banks                                      19,876      43,498    242,836
 Federal funds sold                                                            35,948      34,352     42,992
 Other                                                                        109,601     109,634     96,270
                                                                           ----------  ----------  ---------
     Total interest income                                                  9,866,797  10,042,745  9,479,392
                                                                           ----------  ----------  ---------
Interest expense:
 Deposits, including $434,257 in 1996,
  $601,633 in 1995, and $442,459 in 1994
  on time deposits for $100,000 or more                                     5,018,715   5,213,993  4,156,623
 Other (note 14)                                                               17,299       3,215          -
                                                                           ----------  ----------  ---------
     Total interest expense                                                 5,036,014   5,217,208  4,156,623
                                                                           ----------  ----------  ---------
     Net interest income                                                    4,830,783   4,825,537  5,322,769
Provision for loan losses (note 4)                                             15,000      20,000     60,000
                                                                           ----------  ----------  ---------
     Net interest income after provision
      for loan losses                                                       4,815,783   4,805,537  5,262,769
                                                                           ----------  ----------  ---------
Other income:
 Insurance income, net                                                        168,063     128,696    125,022
 Rental income                                                                 50,835      55,654     49,846
 Service charges on deposits                                                   66,064      55,510     62,761
 Real estate operations, net (note 5)                                         348,293     214,662    152,524
 Other income                                                                  27,421      58,058     30,802
                                                                           ----------  ----------  ---------
     Total other income                                                       660,676     512,580    420,955
                                                                           ----------  ----------  ---------
General and administrative expenses:
 Salaries and employee benefits (notes 9 and 13)                            1,673,844   1,684,334  1,467,545
 Occupancy and equipment                                                      369,390     367,033    469,698
 Federal and other insurance premiums (note 10)                               930,297     266,223    310,840
 Amortization of goodwill                                                      52,500      52,500     52,500
 Other expenses                                                               785,632     773,842    674,008
                                                                           ----------  ----------  ---------
     Total general and administrative expenses                              3,811,663   3,143,932  2,974,591
                                                                           ----------  ----------  ---------
     Income before income taxes                                             1,664,796   2,174,185  2,709,133
Income taxes (note 8)                                                         571,000     813,087  1,004,300
                                                                           ----------  ----------  ---------
     Net income                                                            $1,093,796   1,361,098  1,704,833
                                                                           ==========  ==========  =========
Per share amounts:
     Net income                                                                  $.89        1.08       1.34
                                                                           ==========  ==========  =========

         See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 1996, 1995, and 1994

                                                                Additional                                   Total
                                                     Common       Paid-in     Retained     Obligation    Stockholders'
                                                      Stock       Capital      Income        of ESOP         Equity
                                                   -----------  -----------  -----------  -------------  --------------

Balance at December 31, 1993                       $1,262,072    4,446,927   13,951,184        (51,311)     19,608,872
Stock options exercised                                18,650       78,756            -              -          97,406
Net income                                                  -            -    1,704,833              -       1,704,833
Cash dividends declared on
               common stock, $.45 per share                 -            -     (571,491)             -        (571,491)
Principal repayment of ESOP debt                            -            -            -        130,178         130,178
Proceeds from loan to purchase
               shares for ESOP                              -            -            -       (588,000)       (588,000)
Tax benefit of cash dividends
               paid to ESOP                                 -            -       26,237              -          26,237
                                                   ----------   ----------   ----------       --------   -------------

Balance at December 31, 1994                        1,280,722    4,525,683   15,110,763       (509,133)     20,408,035
Stock options exercised                                 6,650       30,756            -              -          37,406
Net income                                                  -            -    1,361,098              -       1,361,098
Cash dividends declared on
               common stock, $.49 per share                 -            -     (630,213)             -        (630,213)
Principal repayment of ESOP debt                            -            -            -        150,379         150,379
Release and allocation of
                ESOP shares                                 -       49,123      (16,558)             -          32,565
Tax benefit on stock options                                -       46,999            -              -          46,999
                                                   ----------   ----------   ----------       --------   -------------
Balance at December 31, 1995                        1,287,372    4,652,561   15,825,090       (358,754)     21,406,269

Stock options exercised                                16,700       70,988            -              -          87,688
Repurchase of common stock                            (92,216)  (1,569,097)           -              -      (1,661,313)
Net income                                                  -            -    1,093,796              -       1,093,796
Cash dividends declared on
                common stock, $.53 per share                -            -     (649,222)             -        (649,222)
Principal repayment of ESOP debt                            -            -            -        157,346         157,346
Release and allocation of ESOP
                shares                                      -       63,554      (23,443)             -          40,111
Tax benefit on stock options                                -            -       52,219              -          52,219
                                                   ----------   ----------   ----------       --------   -------------
Balance at December 31, 1996                       $1,211,856    3,218,006   16,298,440       (201,408)     20,526,894
                                                   ==========   ==========   ==========       ========   =============


See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1996, 1995, and 1994


                                                           1996         1995         1994
                                                        -----------  -----------  -----------
Cash flows from operating activities:
 Net income                                             $ 1,093,796   1,361,098    1,704,833
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                                15,000       20,000       60,000
   Accretion of discount on loans                          (48,244)     (31,500)     (40,389)
   Depreciation                                            190,400      193,981      205,112
   Amortization of goodwill                                 52,500       52,500       52,500
   Increase (decrease) in allowance for
     uncollected interest                                  (51,014)     (55,794)       7,028
   Net gain on sale of assets                                    -            -      (25,954)
   Net gain on sale of real estate acquired
     in settlement of loans                                (12,695)      (7,849)           -
   Increase in other assets                                (81,637)     (98,266)    (117,588)
   Increase in accrued expenses and
     other liabilities                                     139,365      265,171       36,118
   Increase in deferred loan fees                           56,927       62,827       29,273
   Net noncash expense recorded for ESOP                    40,111       32,565            -
                                                        ----------   ----------   ----------
     Net cash provided by operating
       activities                                        1,394,509    1,794,733    1,910,933
                                                        ----------   ----------   ----------
Cash flows from investing activities:
 Purchases of investment securities                     (4,800,000)  (3,700,000)  (7,500,000)
 Proceeds from maturities/calls of investment
  securities                                            11,005,901    8,900,000    1,800,000
 Principal collected on mortgage-backed
  securities                                               350,384      278,463      621,233
 Origination of loans, net                              (5,298,164)  (4,182,899)    (187,947)
 Proceeds from sales of real estate acquired
  in settlement of loans                                    57,075       44,937      304,877
 Capital items related to real estate acquired
  in settlement of loans                                         -      (83,685)     (19,100)
 Purchases of premises and equipment                       (23,710)     (13,880)     (44,429)
 Sales of premises and equipment                                 -            -       14,050
 Proceeds from sale of FHLMC preferred stock                     -            -      500,000
 Purchase of mortgage servicing rights                  (1,728,075)           -            -
 Proceeds from redemption of FHLB stock                     84,900            -            -
                                                        ----------   ----------   ----------
      Net cash provided by (used in)
       investing activities                               (351,689)   1,242,936   (4,511,316)
                                                        ----------   ----------   ----------

                                                            (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                 Years ended December 31, 1996, 1995, and 1994



                                                       1996         1995          1994
                                                   ------------  -----------  ------------
Cash flows from financing activities:
 Net increase (decrease) in certificates
  of deposit                                       $  (344,420)   2,271,774    (7,059,820)
 Net decrease in other deposits                     (1,075,456)  (3,713,121)   (2,048,257)
 Cash dividends paid                                  (647,900)    (616,542)     (556,632)
 Proceeds from issuance of common stock
  upon exercise of stock options                        87,688       37,406        97,406
 Proceeds from note payable                          2,200,000            -             -
 Repayment of note payable                          (1,000,000)           -             -
 Repurchase of common stock                         (1,661,313)           -             -
                                                   -----------   ----------   -----------
     Net cash used in financing activities          (2,441,401)  (2,020,483)   (9,567,303)
                                                   -----------   ----------   -----------

Net increase (decrease) in cash and cash
 equivalents                                        (1,398,581)   1,017,186   (12,167,686)
Cash and cash equivalents, beginning of year         2,725,084    1,707,898    13,875,584
                                                   -----------   ----------   -----------

Cash and cash equivalents, end of year             $ 1,326,503    2,725,084     1,707,898
                                                   ===========   ==========   ===========

Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
   Interest                                        $ 5,052,824    5,200,010     4,160,802
   Income taxes                                        597,937      775,427     1,076,000
                                                   ===========   ==========   ===========

Supplemental schedule of noncash investing
 and financing activities:
  Loans transferred to real estate acquired
   in settlement of loans                          $         -       47,278       233,533
  Dividends payable                                    168,680      167,358       153,687
                                                   ===========   ==========   ===========

         See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       December 31, 1996, 1995, and 1994

(1) Summary of Significant Accounting Policies
    ------------------------------------------


   The following is a description of the more significant accounting and reporting policies Haywood Bancshares, Inc. (the Corporation) and its subsidiary, Haywood Savings Bank, SSB (Haywood Savings) follow in preparing and presenting their consolidated financial statements.


(a)    Formation of Bank Holding Company and Principles of Consolidation
       -----------------------------------------------------------------


       Effective on February 28, 1995, the Corporation was incorporated, solely for the purpose of becoming the holding company for Haywood Savings. The Corporation's registration statement on Form S-4 became effective with the Securities and Exchange Commission on April 7, 1995. The stockholders of Haywood Savings approved the Agreement and the Plan of Reorganization on May 2, 1995 and the reorganization was completed on June 30, 1995.


       The accompanying consolidated financial statements include the accounts of the Corporation, Haywood Savings and its wholly owned subsidiaries, Great Smokies Financial Corporation, Inc. and Great Smokies Insurance Agency, Inc. Haywood Savings subsidiaries' principal business activities are the sale of real estate held for investment and the sale of insurance products in an agency capacity, respectively. For purposes of the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated.


(b)    Basis of Presentation
       ---------------------


       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.


       In certain instances, amounts previously reported in the 1995 and 1994 consolidated financial statements have been reclassified to present them in the format selected for 1996. Such reclassifications have no effect on the net income or retained earnings as previously reported.

(c)    Cash and Cash Equivalents
       -------------------------


       Cash and cash equivalents include cash on hand and in banks, interest-bearing balances in other banks, and federal funds sold. Generally, federal funds are sold for one-day periods.


(d)    Investment and Mortgage-Backed Securities
       -----------------------------------------


       The Corporation accounts for investments and mortgage-backed securities under Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. These investments are classified into three categories as follows:


 .      held-to-maturity securities - reported at amortized cost,


 .      trading securities - reported at fair value with unrealized gains and losses included in income, or


 .      available-for-sale securities - reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity (net of tax effect).


       At December 31, 1996 and 1995, all investment and mortgage-backed securities are classified as held-to-maturity and reported at amortized cost since management has the intent and ability to hold these investments to maturity.


       As a state chartered savings bank, liquidity (consisting of cash and readily marketable securities) must be at least 10% of Haywood Savings' assets. Haywood Savings was in compliance with such regulation at December 31, 1996.


(e)    Allowance for Loan Losses
       -------------------------


       The Corporation provides for loan losses on the allowance method. Additions to the allowance for loan losses are provided by charges to operations based on inherent loss considerations within the loan portfolio and various other factors which, in management's judgment, warrant current recognition in estimating possible losses. Such factors considered include collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, delinquency trends, and economic conditions.

       Management evaluates available information periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

(f)    Real Estate Acquired in Settlement of Loans
       -------------------------------------------

       Real estate acquired in settlement of loans is initially recorded at the lower of cost or net fair value (less estimated costs to sell). If cost exceeds net fair value, the asset is written down to net fair value with the difference being charged against the allowance for loan losses. Subsequent to foreclosure, such assets are carried at the lower of cost or net fair value with any additional write downs being charged as real estate losses.

(g)    Premises and Equipment
       ----------------------

       Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets principally on a straight-line basis. Estimated lives are ten to forty years for buildings, building components and improvements; five to ten years for furniture, fixtures, and equipment; and four years for automobiles.

       Maintenance and repairs are charged to expense as incurred and improvements are capitalized. The costs and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated from the accounts and any resulting gains or losses are credited or charged to income.

(h)    Goodwill
       --------

       Goodwill, representing the excess cost of investment over the fair value of net assets acquired, is being amortized by charges to operations over a remaining period of 14 years at December 31, 1996 using the straight-line method.


(i)    Loans
       -----

       Loans are carried at their principal amount outstanding plus any accrued interest. The Corporation provides an allowance for uncollected interest on accrued interest for loans 90 days or more past due. This allowance is a reduction of loans for financial statement reporting because such accrued interest is included in the related loan balances.

       Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118 ("SFAS No. 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (collectively hereafter referred to as "SFAS"). SFAS prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. When a loan is impaired, a creditor must measure impairment based on (1) the present value of the impaired loan's expected future cash flows discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral for a collateral-dependent loan. Any measurement losses are to be recognized through additions to the allowance for loan losses. The adoption of SFAS required no increase to the allowance for loan losses and has had no impact on net income. See note 4 for additional disclosures regarding impaired loans.

       Management considers loans to be impaired when based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to contractual terms of the loan agreement. Factors that influence managementOs judgments include, but are not limited to, loan payment pattern, source of repayment, and value of collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of loans of certain risk grades, and regulatory reports of examination. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method. When the ultimate collectibility of an impaired loanOs principal is in doubt, wholly or partially, all cash receipts are applied to principal.


(j)    Loan Origination Fees and Costs
       -------------------------------

       The Corporation defers loan origination fees and certain direct loan origination costs. Net deferred fees are being amortized to loan interest income over the actual life of the loan using a level yield method.

(k)    Income Taxes
       ------------

       The Corporation accounts for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the respective income tax basis of the Corporation's assets and liabilities using enacted rates expected to be in effect when such amounts are realized or settled.

(l)    Net Income Per Share
       --------------------

       Net income per share is computed by dividing consolidated net income by the weighted average number of shares of common stock outstanding during the year. The effect of common stock equivalent shares applicable to stock options has not been included in the calculation of net income per share because such effect is not materially dilutive.

(m)    Other Accounting Changes
       ------------------------

       Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 had no impact on the Corporation's financial statements in 1996.

       The Corporation adopted Statement of Financial Accounting Standards No. 122 ("SFAS No. 122"), "Accounting for Mortgage Servicing Rights," effective January 1, 1996. SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. As the Corporation does not generally originate loans held for sale, the adoption of SFAS No. 122 had no effect on the financial statements in 1996.

       The Corporation adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," on January 1, 1996. SFAS No. 123 encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation cost would be shown as an expense on the income statement. Companies may choose to continue to measure compensation for stock-based plans using the intrinsic method of accounting prescribed by APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to continue the accounting prescribed in APB 25 will be required to disclose in the notes to the financial statements what net income and earnings per share would have been if the fair value-based method of accounting defined in SFAS No. 123 had been applied. See note 12 for additional disclosures regarding the adoption of SFAS No. 123 and the impact on the Corporation.

       In August 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities using a financial-components approach that focuses on control of the asset or liability. It requires that an entity recognize only assets it controls and liabilities it has incurred and should derecognize assets only when control has been surrendered and derecognize liabilities only when they have been extinguished. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The Corporation plans to adopt this Statement on January 1, 1997 without any impact on its consolidated financial statements.

(2)    Investment Securities
       ---------------------

   Investment securities held-to-maturity consist of the following:

                                          December 31, 1996
                         ---------------------------------------------------

                                           Gross       Gross
                                Book     Unrealized  Unrealized     Market
                               Value       Gains       Losses       Value
                            ----------- -----------  ----------   ----------
      U.S. Government
         agencies           $10,894,099      17,335    (166,473)  10,744,961
                            ===========  ==========  ==========   ==========

                                           December 31, 1995
                            ------------------------------------------------
                                           Gross       Gross
                                Book     Unrealized  Unrealized     Market
                               Value       Gains       Losses       Value
                            -----------  ----------  ----------   ----------
      U.S. Government
         agencies           $17,100,000     57,795     (44,320)  17,113,475
                            ==========  ==========  ==========   ==========

   The following table shows investment securities held by the Corporation by maturity category at December 31, 1996 and 1995:

                                                  1996                   1995
                                               ----------             ----------
                                            Book       Market       Book       Market
                                           Value       Value       Value       Value
                                         ----------  ----------  ----------  ----------
       Due in one year or less          $ 2,757,143   2,757,765   9,000,000   8,987,782
       Due after one year through
         five years                       8,136,956   7,987,196   8,100,000   8,125,693
                                         ----------  ----------  ----------  ----------
                                        $10,894,099  10,744,961  17,100,000  17,113,475
                                        ===========  ==========  ==========  ==========

   There were no sales of investment securities during 1996, 1995, and 1994, except for the sale of FHLMC preferred stock in 1994 on which there was no gain or loss recognized.

(3)  Mortgage-Backed Securities
     --------------------------


   Mortgage-backed securities held-to-maturity consist of the following:

                                                   December 31, 1996
                                    ---------------------------------------------

                                                   Gross       Gross
                                        Book    Unrealized  Unrealized   Market
                                       Value       Gains       Losses    Value
                                     ---------- ----------  ---------  ----------
      FHLMC certificates, 8.50%,
         maturing from 2005
         to 2009                     $ 674,184      31,451          -     705,635
      GNMA securities, 8.50% to
         9.00%, maturing from
         2009 to 2017                  395,139      17,249          -     412,388
                                     ---------  ----------  ----------  ---------

                                    $1,069,323      48,700          -   1,118,023
                                    ==========  ==========  ==========  =========

                                                     December 31, 1995
                                     ---------------------------------------------

                                                   Gross       Gross
                                        Book    Unrealized  Unrealized   Market
                                        Value      Gains       Losses    Value
                                     ----------  ----------  --------- ----------
      FHLMC certificates, 8.50%,
         maturing from 2005
         to 2009                     $  800,463      35,139          -    835,602
      GNMA securities, 8.50% to
         9.00%, maturing from
         2009 to 2017                   619,244      33,570          -    652,814
                                      ---------  ----------  ----------  ---------

                                     $1,419,707      68,709          -  1,488,416
                                     ==========  ==========  ========== =========

   There were no sales of mortgage-backed securities during 1996, 1995, and 1994.

(4)     Loans
        -----

 Loans consist of the following:
                                                     December 31,
                                                     ------------
                                                    1996         1995
                                                 -----------  -----------
  Loans secured by first mortgages on real
   estate:
    Conventional, primarily one to four
     family                                      $90,197,005   88,741,106
    Commercial                                    13,115,193   10,501,986
    Construction                                   6,729,300    5,410,011
    Participation loans purchased                    417,329      334,323
                                                 -----------  -----------
                                                 110,458,827  104,987,426

  Home equity lines of credit                      2,388,470    2,141,833
  Loans secured by deposit accounts                  701,428      609,025
  Home improvement loans                             145,651      178,818
                                                 -----------  -----------
                                                 113,694,376  107,917,102

  Undisbursed proceeds on loans in process        (3,142,363)  (2,663,256)
  Discount on loans acquired through merger                -      (48,244)
  Deferred loan fees                                (451,685)    (394,755)
  Allowance for loan losses                         (718,547)    (703,547)
  Allowance for uncollected interest                 (37,375)     (88,389)
                                                 -----------  -----------
                                                $109,344,406  104,018,911
                                                 ===========  ===========

   The Corporation grants residential, residential and non-residential construction, and commercial real estate loans to customers throughout its general market area of Haywood, Cherokee, and Jackson counties of western North Carolina. As reflected in the summary of loans at December 31, 1996, the largest component of the Corporation's loan portfolio consists of lower-risk single-family, 1-4 unit, residential loans. The higher risk component of the loan portfolio consists of real estate construction loans and commercial real estate loans for which repayment is more dependent on current real estate markets and general economic conditions. Management actively monitors the higher risk portion of the portfolio and provides increased provision for loan losses when considered necessary.


   The following summarizes the activity in the allowance for loan losses for the years ended December 31, 1996, 1995, and 1994.

                                                 1996     1995      1994
                                                -------  -------  -------

           Balance at beginning of year       $ 703,547  683,547  623,547
           Provision for loan losses             15,000   20,000   60,000
           Less loan chargeoffs                       -        -        -
                                               --------  -------  -------

           Balance at end of year             $ 718,547  703,547  683,547
                                               ========  =======  =======

   The Corporation had nonaccrual loans of approximately $814,000 and $1,285,000 at December 31, 1996 and 1995, respectively. Had these loans performed in accordance with their contractual terms, approximately $57,000 and $85,000 of interest income would have been recorded during the years ended December 31, 1996 and 1995, respectively. Interest income of approximately $30,000 was recorded in connection with loans classified as nonaccrual in 1996 and 1995.

   At December 31, 1996 and 1995, the recorded investments in loans that were considered to be impaired under SFAS was approximately $741,000 and $713,000, respectively, of which all were on nonaccrual. The related allowance for loan losses on these loans was approximately $98,500 and $95,700 at December 31, 1996 and 1995, respectively. During the years ended December 31, 1996 and 1995, the average recorded investment in impaired loans was approximately $780,000 and $692,000, respectively. The Corporation recognized approximately $31,000 of interest income on impaired loans in 1996. No income was recognized on impaired loans in 1995.

   At December 31, 1996, the Corporation had adjustable rate loan commitments outstanding aggregating $1,379,500, and fixed rate loan commitments outstanding aggregating $401,900. In addition, the Corporation has committed to participate in 49 "affordable housing" fixed rate construction projects in the aggregate sum of $665,000. Also, preapproved but unused variable rate lines of credit for home equity loans approximate $1,114,500 at December 31, 1996. In the opinion of management, these loan commitments, including undisbursed proceeds on loans in process reflected above, represent no more than normal lending risk to the Corporation and will be funded from normal sources of liquidity.

   Loans serviced for others approximated $401,000, $604,000, and $812,000, at December 31, 1996, 1995, and 1994, respectively.

   The following is a reconciliation of aggregate loans outstanding to executive officers, directors, and their immediate families for the year ended December 31, 1996, for such loan amounts aggregating in excess of $60,000.


       Balance at beginning of year     $ 1,503,433
       New loans                              2,341
       Principal repayments                (154,948)
                                        -----------
        Balance at end of year          $ 1,350,826
                                        ===========

(5) Real Estate Acquired in Settlement of Loans
    -------------------------------------------


   Real estate acquired in settlement of loans, net of related allowance for real estate losses, consists of the following:

                                                  December 31,
                                               --------------------
                                                 1996       1995
                                               ----------  ---------

Shopping center-Waynesville, North Carolina    $1,782,995  1,782,995
Other, primarily single family residences           7,192     51,572
                                               ----------  ---------
                                               $1,790,187  1,834,567
                                               ==========  =========

   Net rental income related to the operations of real estate acquired in settlement of loans was approximately $348,000, $215,000 and $153,000 in 1996, 1995 and 1994, respectively.

(6)    Premises and Equipment
       ----------------------

   Premises and equipment consists of the following:

                                                    Accumulated    Net Book
                                        Cost       Depreciation     Value
                                      -----------  ------------  -------------
December 31, 1996:
 Land and land improvements           $  368,064             -       368,064
 Office buildings and improvements     2,506,493     1,448,162     1,058,331
 Furniture, fixtures, and equipment    1,402,184     1,182,890       219,294
 Automobiles                              27,561        12,863        14,698
                                      ----------     ---------     ---------
                                      $4,304,302     2,643,915     1,660,387
                                      ==========     =========     =========

December 31, 1995:
 Land and land improvements           $  368,064             -       368,064
 Office buildings and improvements     2,499,707     1,358,481     1,141,226
 Furniture, fixtures, and equipment    1,385,293     1,087,718       297,575
 Automobiles                              27,561         7,349        20,212
                                      ----------     ---------     ---------
                                      $4,280,625     2,453,548     1,827,077
                                      ==========     =========     =========

(7) Investment in Mortgage Servicing Rights
    ---------------------------------------

   During 1996, the Corporation made a $3,000,000 commitment to be a limited partner in Dovenmuehle Mortgage Company L.P. ("DMCLP") Tranche VIII Servicing Division of Dovenmuehle Mortgage Inc. ("DMI"). DMI provides mortgage servicing for a national portfolio of residential, multi-family and commercial mortgage loans. These loans are owned or securitized by national mortgage agencies, and by a variety of private banks, thrifts, insurance companies and other loan investors. DMI formed DMCLP as a funding vehicle to purchase portfolios of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation nonrecourse residential servicing.
   DMI provides the mortgage servicing for these portfolios. Under this structure investors in DMCLP invest in separate tranches, each of which has its own identified servicing rights and each of which may be owned by one or a group of investors. The equity investors in each tranche benefit from a financial return based solely on the performance of the mortgage servicing rights purchased for the tranche.

   In December 1996, the Corporation funded $1,728,075 of its $3,000,000 commitment. The investment is accounted for under the equity method and no equity earnings (losses) have been recorded in 1996.

(8)     Income Taxes
        ------------

   Income tax expense consists of:

                                              1996      1995        1994
                                          --------   -------   ---------
       Current expense:
          Federal                         $596,781   730,842     883,300
          State                             54,219    90,245     128,300
                                          --------   -------   ---------
                                           651,000   821,087   1,011,600
                                          --------   -------   ---------

       Deferred benefit:
          Federal                          (65,781)   (6,314)     (6,000)
          State                            (14,219)   (1,686)     (1,300)
                                          --------   -------   ---------
                                           (80,000)   (8,000)     (7,300)
                                          --------   -------   ---------
                                          $571,000   813,087   1,004,300
                                          ========   =======   =========

   The statutory income tax amounts are reconciled with the effective income tax amounts as follows:

                                                     1996      1995        1994
                                                   --------   -------   ---------
     Tax at federal rate (34%)                     $566,031   739,223     921,105
     Differences:
       State income taxes, net of federal
          income tax benefit                         26,400    58,449      83,820
       Other, net                                   (21,431)   15,415        (625)
                                                   --------   -------   ---------
                                                   $571,000   813,087   1,004,300
                                                   ========   =======   =========
     Effective tax rate                                34.3%     37.4%       37.1%
                                                   ========   =======   =========

   The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 1996 and 1995 are presented below:

                                                                   1996        1995
                                                                ---------   --------
Deferred tax assets:
      Allowance for loan losses                                 $ 281,060    275,192
      Deferred compensation                                       295,997    250,795
      Net loan fees, deferred for financial reporting              92,738    111,286
      Accrued pension liability                                   121,817     82,509
      Other                                                        22,440     40,381
                                                                 --------   --------
         Total gross deferred tax assets                          814,052    760,163
         Less valuation allowance                                       -          -
                                                                 --------   --------
         Net deferred tax assets                                  814,052    760,163
                                                                 --------   --------

     Deferred tax liabilities:
      Tax bad debt reserve                                       (343,845)  (322,198)
      Depreciable basis of fixed assets                          (141,807)  (164,704)
      Mortgage-backed securities, book basis in excess of tax     (58,225)   (69,155)
      FHLB stock, book basis in excess of tax                    (234,175)  (248,106)
                                                                 --------   --------
         Total gross deferred tax liabilities                    (778,052)  (804,163)
                                                                 --------   --------
         Net deferred tax asset (liability)                    $   36,000    (44,000)
                                                                 ========   ========

   There was no valuation allowance during 1996 or 1995. It is management's contention that realization of the deferred tax assets is more likely than not, based upon the history of taxable income and estimates of future taxable income.


   The Corporation has been permitted under the Internal Revenue Code to deduct an annual addition to the tax reserve for bad debts based on 8% of taxable income (the "percentage of taxable income method") or actual loan loss experience (the "experience method"). For the period ending December 31, 1996, Haywood Savings is required to change its overall tax method of accounting for bad debts to either the experience method or the specific charge-off method to comply with recent tax legislation. Beginning in 1996, the new legislation requires the recapture of any tax reserves in excess of pre-1988 base year amounts over approximately eight years. The Corporation has approximately $815,000 of excess tax reserves as of December 31, 1996.


   The Corporation's income tax returns for 1993 and subsequent years are subject to final determination by the taxing authorities.

(9) Pension and Deferred Compensation Plans
    ---------------------------------------


   The Corporation has a defined benefit pension plan covering substantially all of its employees. Based upon actuarial computations at December 31, 1996 and 1995, the plan's funded status and amounts recognized in the Corporation's consolidated statements of financial condition at December 31, 1996 and 1995, are as follows:


                                                                        1996        1995
                                                                     -----------  ---------
       Actuarial present value of accumulated benefit
       obligation, including vested benefits of
       $502,659 in 1996 and $545,325 in 1995                        $  511,298      549,444
                                                                    ==========   ==========
       Projected benefit obligation for service rendered
          to date                                                     (972,627)  (1,068,431)
       Plan assets at fair value, primarily deposits at
          Haywood Savings and an insurance company                     509,630      690,334
                                                                    ----------   ----------

       Plan assets less than projected benefit obligation             (462,997)    (378,097)
       Unrecognized prior service costs                                 93,384       99,609
       Unrecognized net obligation being amortized over
          19 years                                                      45,522       50,074
       Unrecognized net (gain) loss                                     12,657      (18,999)
                                                                    ----------   ----------

          Accrued pension cost included in other liabilities        $(311,434)     (247,413)
                                                                    =========    ==========

   Net periodic pension cost included the following components:

                                                                                  Years ended December 31,
                                                                              ---------------------------------
                                                                                   1996         1995       1994
                                                                              ---------   ----------   --------
       Service cost - benefits earned during the
          period                                                               $ 69,243      142,602     61,182
       Interest cost on projected benefit obligation                             71,801       70,367     70,639
       Actual return on plan assets                                             (44,541)     (45,894)   (40,610)
       Net amortization and deferral                                             12,811       12,181     15,584
                                                                              ---------   ----------   --------

          Net periodic pension cost included in
            salaries and employee benefits                                    $ 109,314      179,256    106,795
                                                                              =========   ==========   ========

   The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation in 1996, 1995 and 1994 were 7.5%, and 5.5%, respectively. The related expected long-term rate of return on plan assets was 7.5%. Normal retirement benefits are based on final average salary and years of service and integrated with Social Security benefits. The Corporation's contributions to the plan are based on computations by independent actuarial consultants.

   The Corporation has a retirement plan for non-employee directors. The plan states that the Corporation will annually pay directors, based on a vesting schedule, for up to ten years following retirement, an amount equal to the directors' fees paid during the year immediately preceding the retirement date. The Corporation recorded an expense of $51,048, $51,048 and $25,524 in 1996, 1995 and 1994, respectively, related to this plan.


   Certain directors of the Corporation have elected to forego current payments for directors' fees and to participate in a deferred compensation plan. Expense for service cost for benefits earned during 1996, 1995, and 1994 was $49,212, $46,097, and $43,942, respectively. The assumed weighted average discount rate used to measure the projected benefit obligation is 8%.


   Also, effective since 1991, certain employees of the Corporation have been provided with supplemental income agreements for the purpose of additional retirement benefits. Expense for service cost for benefits earned during 1996, 1995 and 1994 was $23,904, $23,904, and $23,574, respectively. The assumed weighted average discount rate used to measure the projected benefit obligation is 8%.


(10) Federal Deposit Insurance Expense
     ---------------------------------


   Eligible deposit accounts are insured up to $100,000 by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Federal deposit insurance expense amounted to approximately $908,000, $255,000 and $255,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


   On September 30, 1996, Congress passed legislation allowing a special assessment to be levied by the FDIC to recapitalize the SAIF. The special assessment was based on the level of SAIF assessable deposits a financial institution had as of March 31, 1995 subject to a 20% reduction for certain qualifying deposits. Haywood Savings' special assessment totaled approximately $720,000 and is included in the 1996 federal deposit insurance expense above. On December 11, 1996, the FDIC approved a final rule retroactive to October 1, 1996 which lowered rates on assessments paid to the SAIF. Haywood Savings received a refund of approximately $63,000, which reduced federal deposit insurance expense and is also included above.


(11)  Stockholders' Equity
      --------------------


   The Corporation may not pay cash dividends on its common stock if its regulatory capital would be reduced below the amount required for the liquidation account established for the benefit of certain depositors of Haywood Savings at the time of its 1987 conversion to stock ownership.

   The Corporation repurchased 86,516 shares of common stock at $18 per share in April and May 1996, and 5,700 shares of common stock at $18.25 per share in July of 1996 in connection with the stock repurchase program announced on August 8, 1995, which permits repurchases of up to 10% of the 1,287,372 outstanding shares. The Corporation retires all repurchased shares under this program.


   As a North Carolina-chartered savings bank, Haywood Savings is subject to the capital requirements of the FDIC and the N.C. Administrator of Savings Institutions ("the Administrator"). The FDIC requires Haywood Savings to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be "well capitalized," the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to Haywood Savings is the allowance for loan losses. Risk-weighted assets reflect Haywood Savings' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. Haywood Savings is also subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3%, and a ratio of 5% to be "well capitalized." The Administrator requires a net worth equal to at least 5% of assets.


   At December 31, 1996 and 1995, Haywood Savings was in compliance with all of the aforementioned capital requirements as summarized below.

                                                                         At December 31,
                                                                        ----------------
                                                                        1996        1995
                                                                        ----        -----
            Risk-based capital ratios:
              Tier I capital as a percent of risk-weighted assets        26.50%     30.81
              Minimum required Tier I capital                             4.00       4.00
              Total capital as a percent of risk-weighted assets         27.47      31.86
              Minimum required total capital                              8.00       8.00

            Leverage capital ratios:
              Tier I capital as a percent of fourth quarter
              average assets                                             15.06      15.49
              Minimum required Tier I leverage capital                    3.00       3.00

            North Carolina regulatory capital:
              Total capital as a percent of fourth
              quarter average assets                                     15.60      16.02
              Minimum required North Carolina capital                     5.00       5.00

(12) Stock Options and Incentive Plan
     --------------------------------

   The Corporation has a Stock Option and Incentive Plan. An aggregate number of shares, amounting to 126,208 or 10% of the stock issued in the conversion, was reserved for future issuance by the Corporation for stock options to be granted to certain directors, officers, and employees under the plan. The plan provides for incentive options for officers and employees and non-incentive options and stock appreciation rights for directors, officers, and employees. The plan is administered by a three member committee of the board of directors (Committee).

   Incentive stock options granted under the Stock Option and Incentive Plan may be granted only to full-time officers and employees at the fair market value of the stock on the date of grant. Non-incentive stock options were granted to non-employee members of the board of directors at an exercise price equal to the actual offering price of the common stock issued in conjunction with Haywood SavingsO conversion from a mutual to a stock association in 1987. Both types of options are exercisable upon issuance and for a ten year period thereafter. Incentive stock options are generally forfeited at or within 3 months following termination of employment. Forfeiture of non-incentive stock options is at the sole discretion of the Committee.

   All incentive and non-incentive stock options granted to date were granted on January 11, 1988. During 1996, 6,700 incentive stock options were exercised at an option price of $5.63 per share and 10,000 non-incentive stock options were exercised at an option price of $5.00 per share. At December 31, 1996 and 1995, 30,000 and 36,700 incentive stock options were outstanding at an option price of $5.63 per share, respectively, and 14,000 and 24,000 non-incentive options were outstanding at an option price of $5.00 per share at December 31, 1996 and 1995, respectively. No options have been forfeited and 40,208 shares remain available for future grant under the Stock Option and Incentive Plan. No stock appreciation rights had been granted at December 31, 1996.

   Upon adoption of SFAS No. 123, the Corporation elected to continue to measure compensation cost using APB 25. The Corporation made no grants of stock options during the years ended December 31, 1996 and 1995, and therefore no pro forma disclosures have been made as prescribed by SFAS No. 123.

(13)  Employee Stock Ownership Plan
      -----------------------------

   The Corporation has an employee stock ownership plan (ESOP) whereby 126,000 shares, or approximately 10% of the stock issued in conjunction with Haywood SavingsO conversion from a mutual to a stock association, were purchased for future issuance to employees. Additionally, in 1994, the Plan purchased 49,000 shares of common stock at $12.00 per share for future issuance to employees.

   Contributions to the plan are made by the Corporation on a discretionary basis, and are allocated to each eligible employee based on his/her salary in relation to total compensation expense. At retirement or termination of employment each employee will receive an amount equal to his/her vested interest in previous contributions in the form of Corporation common stock.


   The original purchase of 126,000 shares was funded by a loan with an original amount of $630,000 from a North Carolina bank. All of these shares have been released to employees and the loan was paid off in 1994. The purchase of 49,000 shares was also funded by a loan from a North Carolina bank with an original amount of $588,000 and a balance of $201,408 as of December 31, 1996. The loan is payable primarily in annual installments of approximately $63,000 plus interest quarterly at prime. The loan is secured by the unreleased shares of stock purchased for the plan, and it is not guaranteed by the Corporation. Principal and interest payments on this loan are funded primarily from contributions by the Corporation and cash dividends paid on the ESOP shares. At December 31, 1996 there were 16,916 unreleased shares.


   In accordance with Statement of Position 93-6, the Corporation records compensation expense for shares released to employees, as a result of contributions by the Corporation or dividends paid on unreleased shares in the ESOP, equal to the fair value of the shares. For the three years ended December 31, 1996, the Corporation recorded ESOP related expenses of $121,262, $152,417 and $107,066, respectively.


(14)  Line of Credit
      --------------


   The Corporation has established a $3,000,000 line of credit with a North Carolina bank with an interest rate equal to prime. The Corporation is required to pay off this line of credit at some point during each year and to leave it unused for a period of 60 days. At December 31, 1996, the Corporation had outstanding borrowings against this line of $1,200,000, with interest expense of $17,299 in 1996. At December 31, 1995, the Corporation had no outstanding borrowings under this line of credit.


(15) Fair Value of Financial Instruments
     -----------------------------------

   The Corporation is required under Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" to disclose in its financial statements the fair value of all financial instruments, including assets and liabilities both on- and off-balance sheet, for which it is practicable to estimate such fair value. Fair value estimates, methods, and assumptions for the Corporation are set forth below and are subject to the following limitations.


   Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

   Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered.


    The Corporation's fair value methods and assumptions are as follows:


 .    Cash on hand and in banks, interest-bearing balances in other banks, federal funds sold, Federal Home Loan Bank Stock, accrued interest receivable, and accrued interest payable - the carrying value is a reasonable estimate of fair value.

 .    Investment and mortgage-backed securities - fair value is based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.

 .    Loans - the carrying value for variable rate loans is a reasonable estimate of fair value due to contractual interest rates based on prime. Fair value for fixed rate loans is estimated based upon discounted future cash flows using discount rates comparable to rates currently offered for such loans.

 .    Deposit accounts - the fair value of certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities. The fair value of all other deposit account types is the amount payable on demand at year-end.

 .    Commitments to extend credit and standby letters of credit - the large majority of the Corporation's loan commitments are at variable rates and, therefore, are subject to minimal interest rate risk exposure.

    Based on the limitations, methods, and assumptions noted above, the estimated fair values of the Corporation's financial instruments at December 31, 1996 and 1995 are as follows:


                                                                   1996
                                                        ---------------------------
                                                         Carrying           Fair
                                                          Amount            Value
                                                        -----------     -----------
Financial assets:
 Cash on hand and in banks                              $1,029,850        1,029,850
 Interest-bearing balances in other banks                  143,806          143,806
 Federal funds sold                                        152,847          152,847
 Investment securities                                  10,894,099       10,744,961
 Mortgage-backed securities                              1,069,323        1,118,023
 Loans                                                 109,344,406      110,566,000
 Federal Home Loan Bank stock                            1,427,300        1,427,300
 Accrued interest receivable                               197,263          197,263
Financial liabilities:
 Deposit accounts                                      107,343,379      107,452,000
 Accrued interest payable                                  275,065          275,065

                                                                   1995
                                                        ---------------------------
                                                         Carrying           Fair
                                                          Amount            Value
                                                        -----------     -----------

Financial assets:
 Cash on hand and in banks                              $1,467,946        1,467,946
 Interest-bearing balances in other banks                  816,890          816,890
 Federal funds sold                                        440,248          440,248
 Investment securities                                  17,100,000       17,113,475
 Mortgage-backed securities                              1,419,707        1,488,416
 Loans                                                 104,018,911      106,489,000
 Federal Home Loan Bank stock                            1,512,200        1,512,200
 Accrued interest receivable                               288,435          288,435
Financial liabilities:
 Deposit accounts                                      108,763,255      108,883,000
 Accrued interest payable                                  291,875          291,875

(16) Selected Quarterly Financial Information (unaudited)
     ---------------------------------------------------

   Selected quarterly financial information for the years ended December 31, 1996 and 1995 is as follows:

                                                                1996
                                                -------------------------------------------
                                                (in thousands, except net income per share)
                                                  First      Second      Third      Fourth
                                                ---------  ----------  ---------  ---------

Interest income                                $  2,477       2,477      2,434      2,479
Interest expense                                  1,264       1,277      1,157      1,338
                                               --------    --------   --------   --------

Net interest income                               1,213       1,200      1,277      1,141
Provision for loan losses                             5           5          5          -
                                               --------    --------   --------   --------

Net interest income after
 provision for loan losses                        1,208       1,195      1,272      1,141
Other income                                        187         174        175        125
General and administrative
 expenses                                           802         846      1,504        660
                                               --------    --------   --------   --------

Income before income taxes                          593         523        (57)       606
Income taxes                                        222         187        (44)       206
                                               --------    --------   --------   --------

Net income                                       $  371         336        (13)       400
                                               ========    ========   ========   ========

Net income per share                             $  .29         .29       (.01)       .32
                                               ========    ========   ========   ========

                                                                    1995
                                               ------------------------------------------
                                               (in thousands, except net income per share)
                                                 First      Second      Third     Fourth
                                               ---------  ----------  ---------  --------

Interest income                                $  2,411       2,547      2,516      2,569
Interest expense                                  1,132       1,355      1,283      1,447
                                               --------    --------   --------   --------

Net interest income                               1,279       1,192      1,233      1,122
Provision for loan losses                             5           5          5          5
                                               --------    --------   --------   --------
Net interest income after
 provision for loan losses                        1,274       1,187      1,228      1,117
Other income                                        130         142        128        112
General and administrative
 expenses                                           791         804        743        806
                                               --------    --------   --------   --------
Income before income taxes                          613         525        613        423
Income taxes                                        231         205        192        185
                                               --------    --------   --------   --------
Net income                                     $    382         320        421        238
                                               ========    ========   ========   ========

Net income per share                           $    .31         .25        .33        .19
                                               ========    ========   ========   ========

(17) Haywood Bancshares, Inc. (Parent Company)
     -----------------------------------------

   The principal asset of the Parent Company is its investment in Haywood Savings, and its principal source of income is dividends from Haywood Savings. Certain regulatory and other requirements restrict the lending of funds by Haywood Savings to the Parent Company and the amount of dividends which can be paid to the Parent Company. In addition, certain regulatory agencies may prohibit the payment of dividends by Haywood Savings if it determines that such payment would constitute an unsafe or unsound practice. At December 31, 1996, Haywood Savings had no available undivided profits for payment of dividends without obtaining prior regulatory approval.

   The Parent Company's balance sheet data as of December 31, 1996 and 1995 and related income and cash flow statement data for the years ended December 31, 1996 and 1995 are as follows:

                                                   1996         1995
                                               -----------   ----------
 Balance sheet data:
    Investment in subsidiaries                 $20,526,894   21,406,269
    Receivable from subsidiaries                   168,680      167,358
                                               -----------   ----------
                                               $20,695,574   21,573,627
                                               ===========   ==========

   Accrued liabilities                             168,680      167,358
   Shareholders' equity                         20,526,894   21,406,269
                                               -----------   ----------
                                               $20,695,574   21,573,627
                                               ===========   ==========
 Income statement data:
   Dividends from subsidiaries                 $   647,900      321,843
   Equity in undistributed net income of
    subsidiaries                                   445,896    1,039,255
                                               -----------   ----------

Net income                                     $ 1,093,796    1,361,098
                                               ===========   ==========

Cash flow statement data:
 Cash flows from operating activities:
   Net income                                  $ 1,093,796    1,361,098
   Increase in receivable from subsidiaries         (1,322)    (167,358)
   Increase in accrued liabilities                   1,322      167,358
   Increase in investment in subsidiaries         (445,896)  (1,039,255)
                                               -----------   ----------
   Net cash provided by operating activities       647,900      321,843
                                               -----------   ----------

 Cash flows from financing activities:
   Cash dividends paid                            (647,900)    (321,843)
                                               -----------   ----------
   Net cash used by financing activities          (647,900)    (321,843)
                                               -----------   ----------
   Net increase (decrease) in cash                       -            -
                                               -----------   ----------
   Cash at beginning of year                             -            -
                                               -----------   ----------
Cash at end of year                            $         -            -
                                               ===========   ==========

                                       65

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

        Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

        (A) DIRECTORS OF THE REGISTRANT

        The information contained under the section captioned "Proposal I--Election of Directors" in the Proxy Statement is incorporated herein by reference.

        (B) EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained under the section captioned "Item 1. Business--Executive Officers of the Registrant" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

        The information contained under the section captioned "Proposal I-- Election of Directors--Executive Compensation" and "--Director Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

        (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

            Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof"" in the Proxy Statement.

        (B) SECURITY OWNERSHIP OF MANAGEMENT

            Information required by this item is incorporated herein by reference to the sections captioned "Proposal I--Election of Directors" in the Proxy Statement.

        (C) CHANGES IN CONTROL

            Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

        The information required by this item its incorporated herein by reference to the section captioned "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

        (A) CONTENTS. The following documents are filed as part of this Annual
            --------
            Report on Form 10-K.

        (1) Consolidated Financial Statements

            Independent Auditors' Report

            Consolidated Statements of Financial Condition as of December 31, 1996 and 1995

            Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

            Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

            Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994.

        (2) Financial Statment Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

        (3) Exhibits. The following is a list of exhibits filed as part of this
            --------
Annual Report of Form 10-K and is also the Exhibit Index.

                No.     Description
               ----     -----------

        *       3.1     Articles of Incorporation of Haywood Bancshares, Inc.
        *       3.2     Bylaws of Haywood Bancshares, Inc.
 (dagger)***    10.1    Employment Agreement of Larry R. Ammons
 (dagger)***    10.2    Employment Agreement of Jack T. Nichols
 (dagger)**     10.3    Haywood Bancshares, Inc. 1988 Stock Option and Incentive
                        Plan
 (dagger)*      10.4    Retirement Payment Agreement between Larry R. Ammons and
                        the Bank
 (dagger)*      10.5    Supplemental Income Agreement between Larry R. Ammons
                        and the Bank, dated October 1, 1989
 (dagger)*      10.6    Supplemental Income Agreement between Jack T. Nichols
                        and the Bank, dated October 1, 1989
 (dagger)*      10.7    Haywood Savings Bank, Inc., SSB Retirement Plan for
                        Non-Employee Directors
        *       10.8    Capital Maintenance Agreement
                21      Subsidiaries of the Registrant
                23      Consent of KPMG Peat Marwick LLP
                27      Financial Data Schedule (EDGAR Only)
-----------------
* Incorporated by reference to similarly numbered exhibits to the Company's Registration Statement on Form S-4 (File No. 33-90186).

        ** Incorporated by reference to Exhibit 99.1 to the Company's Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 33-90186).
        *** Incorporated by reference to similarly numbered exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
 (dagger) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                (B) REPORTS ON FORM 8-K.  The Registrant did not file any
                    -------------------
Current Reports on Form 8-K during the last quarter of the fiscal year ending December 31, 1996.

                (C) EXHIBITS. The exhibits requred by Item 601 of Regulation S-K
                    --------
are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

                (D) FINANCIAL STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL
                    -------------------------------------------------------
REPORT.  There are no other financial statements and financial statement
------
schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HAYWOOD BANCSHARES, INC.


  Date:  March 25, 1997          By: /s/ Larry R. Ammons
                                     ------------------------------
                                     Larry R. Ammons
                                     President


       Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  By: /s/ Larry R. Ammons            By: /s/ R. Bruce Norman
      --------------------               -------------------
      Larry R. Ammons                    R. Bruce Norman
      President and a Director           Director
      (Principal Executive Officer)

  Date: March 25, 1997               Date: March 25, 1997


  By: /s/ Jack T. Nichols            By: /s/ C. Jeff Reece, Jr.
     ----------------------             --------------------------
     Jack T. Nichols                     C. Jeff Reece, Jr.
     Chief Financial Officer             Director
     (Principal Financial and
     Accounting Officer)

  Date: March 25, 1997               Date: March 25, 1997


  By: /s/ Glenn W. Brown             By: /s/ G. D. Stovall, Jr.
     ----------------------             --------------------------
     Glenn W. Brown                  G. D. Stovall, Jr.
     Director                        Director

  Date: March 25, 1997               Date: March 25, 1997


  By: /s/ William P. Burgin          By: /s/ Joseph E. Taylor, Jr.
     ----------------------             --------------------------
      William P. Burgin                 Joseph E. Taylor, Jr.
      Director                          Director

  Date: March 25, 1997               Date: March 25, 1997


  By: /s/ Philip S. Dooly            By: /s/ C. Leon Turner
     ----------------------             --------------------------
     Philip S. Dooly                    C. Leon Turner
     Director                           Director

  Date: March 25, 1997               Date: March 25, 1996


  By: /s/ R. Neal Ensley
     ----------------------
     R. Neal Ensley
     Director

  Date: March 25, 1997