Form 10-Q
period 1997-03-31
HAYWOOD BANCSHARES INC
filed 1997-05-15
CIK 940941

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1997

                                 or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number   1-11819
                         -------

                     HAYWOOD BANCSHARES, INC.
                    ---------------------------
     (Exact name of registrant as specified in its charter)

      North Carolina                            56-1918006
-----------------------------                ----------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

 370 North Main Street, Waynesville, North Carolina      28786
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

     As of May 12, 1997, shares of common stock outstanding were 1,251,856.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Financial Condition

                                                    March 31,     December 31,
                                                      1997           1996
                                                   ----------    ------------
ASSETS                                            (Unaudited)
------
Cash on hand and in banks                         $    633,372   $  1,029,850
Interest-bearing balances in other banks               816,513        143,806
Federal funds sold                                     626,797        152,847
Investment securities:
  Held to maturity (market value of $9,429,550
  and $10,744,961, respectively)                     9,536,957     10,894,099
  Available for sale (cost of $4,001,978)            3,950,327             --
Mortgage-backed securities:
  Held to maturity (market value of $1,034,650
  and $1,118,023, respectively)                      1,035,130      1,069,323
  Available for sale (cost of $10,724,705)          10,429,379             --
Loans receivable (net of allowance for loan
  losses of $723,547 and $718,547, respectively)   110,372,849    109,344,406
Real estate acquired in settlement of loans          1,790,187      1,790,187
Federal Home Loan Bank stock, at cost                1,427,300      1,427,300
Premises and equipment                               1,627,746      1,660,387
Investment in mortgage servicing rights              2,496,474      1,728,075
Other assets                                           820,731        881,054
Goodwill                                               766,905        780,030
                                                  ------------    -----------
                                                  $146,330,667   $130,901,364
                                                  ============    ===========
Liabilities and Stockholders' Equity
------------------------------------

Deposit accounts:
   Noninterest-bearing                            $    121,091        196,526
   Interest-bearing, including $12,984,329
    and $11,129,365 respectively, of time
    deposits for $100,000 or more                  113,118,603    107,146,853
                                                  ------------   ------------
                                                   113,239,694    107,343,379

Note payable                                                --      1,200,000
Advances from Federal Home Loan Bank                10,500,000             --
Accrued expenses and other liabilities               1,913,923      1,831,091
                                                  ------------   ------------
            Total liabilities                      125,653,617    110,374,470
                                                  ------------   ------------

Stockholders' equity:
  Serial preferred stock, $1.00 par value,
    5,000,000 shares authorized; no shares
    issued or outstanding                                   --             --
  Common stock, $1.00 par value, 10,000,000
    shares authorized; 1,251,856 and 1,211,856
    shares issued and outstanding, respectively      1,251,856      1,211,856
    Additional paid-in capital                       3,413,393      3,218,006
    Retained income, substantially restricted       16,426,464     16,298,440
    Less obligation in connection with funds
      used to acquire common shares by ESOP           (185,658)      (201,408)
    Net unrealized losses on securities               (229,005)            --
                                                  ------------    -----------
           Total stockholders' equity               20,677,050     20,526,894
                                                  ------------    -----------
                                                  $146,330,667   $130,901,364
                                                  ============    ===========

See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Income

                                                     Three months ended
                                                         March 31,
                                                          (Unaudited)
                                                   ------------------------
                                                     1997            1996
                                                   -------          -------
Interest income:
  Loans                                           $2,199,855        2,165,209
  Investment securities                              153,902          239,942
  Mortgage-backed securities                          51,248           29,700
  Interest-bearing balances in other banks             3,986            6,545
  Federal funds sold                                   6,240            8,249
  Other                                               25,515           27,259
                                                  ----------        ---------
           Total interest income                   2,440,746        2,476,904

Interest expense:
  Deposits, including $154,494 in 1997
    and $119,100 in 1996, on time deposits for
    $100,000 or more                               1,289,288        1,264,386
  Other borrowed money                                49,625                -
                                                  ----------        ---------
           Total interest expense                  1,338,913        1,264,386

           Net interest income                     1,101,833        1,212,518
Provision for loan losses                              5,000            5,000
                                                  ----------        ---------
           Net interest income after provision
             for loan losses                       1,096,833        1,207,518
                                                  ----------        ---------
Other income:
   Insurance income, net                              39,783           37,394
   Service charges on deposits                        20,591           21,234
   Rental income                                      14,013           11,491
   Real estate operations, net                        96,261          107,802
   Other income                                       48,041            9,923
                                                  ----------        ---------
     Total other income, net                         219,049          187,844
                                                  ----------        ---------

General and administrative expenses:
   Salaries and employee benefits                    442,166          462,621
   Occupancy and equipment                            92,901           98,787
   Federal and other insurance premiums               32,779           71,615
   Amortization of goodwill                           13,125           13,125
   Other expenses                                    230,847          156,222
                                                  ----------        ---------
     Total general and administrative expenses       811,818          802,370
                                                  ----------        ---------
     Income before income taxes                      504,064          592,992

Income taxes                                         194,000          222,000
                                                  ----------        ---------

     Net income                                   $  310,064          370,992
                                                  ==========        =========
Per share amounts:
     Net income                                   $      .25              .29
                                                  ==========        =========

See accompanying notes to consolidated financial statements.

                      HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                  Consolidated Statements of Stockholders' Equity
                      Three Months ended March 31, 1997
                                  (Unaudited)

                                                                                    Net
                                            Additional                           Unrealized          Total
                                 Common     Paid-in     Retained     Obligation   Loss on        Stockholders'
                                  Stock     Capital      Income      of the ESOP Securities        Equity
                                --------   ----------   --------     ----------- -----------    --------------
Balance at December 31, 1996    $1,211,856    3,218,006   16,298,440    (201,408)         --     20,526,894
Stock options exercised             40,000      178,750           --          --          --        218,750
Net income                              --           --      310,064          --          --        310,064
Cash dividends declared on
  common stock, $.14 per share          --           --     (175,260)         --          --       (175,260)
Principal repayment of ESOP debt        --           --           --      15,750          --         15,750
Release and allocation of ESOP
  shares                                --       16,637       (6,780)         --          --          9,857
Net unrealized loss on
  securities, net of tax
  effect of $117,972                    --           --           --          --    (229,005)      (229,005)
                                ----------   ----------   ----------     --------   --------     ----------
Balance at March 31, 1997       $1,251,856    3,413,393   16,426,464     (185,658)  (229,005)    20,677,050
                                ==========   ==========   ==========     ========   ========     ==========


See accompanying notes to consolidated financial statements.

                   HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows

                                                  Three months ended
                                                       March 31,
                                                       (Unaudited)
                                                 ------------------------
                                                   1997          1996
                                                 -------        -------
Cash flows from operating activities:
  Net income                                     $   310,064       370,992
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                          5,000         5,000
    Depreciation and amortization                     43,940        47,412
    Amortization of goodwill                          13,125        13,125
    Income form mortgage-servicing rights            (38,274)           --
    Accretion of discount on loans                        --       (10,500)
    Increase (decrease) in allowance for
      uncollected interest                            16,818       (10,492)
    Decrease (increase) in other assets               60,323       (79,107)
    Increase in accrued expenses and
      other liabilities                              209,974       175,554
    Increase in deferred loan fees                    10,926        22,233
    Net noncash expense recorded for ESOP              9,857        11,967
                                                 -----------    ----------
       Net cash provided by operating activities     641,753       546,184
                                                 -----------    ----------
Cash flows from investing activities:
  Purchases of investment securities
    held to maturity                              (1,500,000)   (2,400,000)
  Proceeds from maturities/calls of investment
    securities held to maturity                    2,857,142     1,800,000
  Purchase of investment securities available
    for sale                                      (4,001,975)           --
  Principal collected on mortgage-backed
    securities held to maturity                       34,193        51,197
  Purchase of mortgage-backed securities
    available for sale                           (10,725,345)           --
  Origination of loans, net                       (1,061,187)   (2,315,782)
  Purchase of premises and equipment                 (10,662)       (5,965)
  Purchase of mortgage-servicing rights            (730,125)            --
                                                 -----------    ----------
       Net cash used in investing activities     (15,137,959)   (2,870,550)
                                                 -----------    ----------
Cash flows from financing activities:
  Net increase in certificates of deposit          6,650,673        238,614
  Net increase(decrease) in other deposits          (754,358)       565,502
  Advances from FHLB                              10,500,000             --
  Proceeds from note payable                              --      1,000,000
  Repayment of note payable                       (1,200,000)            --
  Cash dividends paid                               (168,680)      (167,358)
  Proceeds from issuance of common
    stock upon exercise of stock options             218,750           9,563
                                                 -----------      ----------
       Net cash provided by financing
         activities                               15,246,385       1,646,321
                                                 -----------      ----------
Net increase (decrease) in cash and cash
  equivalents                                        750,179        (678,045)
Cash and cash equivalents at beginning of period   1,326,503       2,725,084
                                                 -----------      ----------
Cash and cash equivalents at end of period       $ 2,076,682       2,047,039
                                                 ===========      ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                     $ 1,348,095       1,288,816
    Income taxes                                      49,342          44,000
                                                 ===========      ==========
Supplemental schedule of noncash investing
  and financing activities:
  Dividends payable                              $   175,260         167,579
                                                 ===========      ==========

                      HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                  (Unaudited)

(1)  Presentation of Financial Statements
     ------------------------------------

The consolidated financial statements include the accounts of Haywood Bancshares, Inc. (the Corporation) and its wholly-owned subsidiary Haywood Savings Bank, SSB (Haywood Savings). All intercompany transactions and balances are eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

For a description of the significant accounting and reporting policies, see note (1) in the notes to the December 31, 1996 consolidated financial statements of the 1996 annual report.

(3)  Cash and Cash Equivalents
     -------------------------

Cash and cash equivalents include cash on hand and in banks, interest-bearing balances in other banks, and federal funds sold.
Generally, cash and cash equivalents are considered to have maturities of three months or less.

(4)  Investment in Mortgage Servicing Rights
     ---------------------------------------

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

During the first quarter of 1997, the Corporation funded an additional $730,125 of its $3,000,000 commitment. The investment is accounted for under the equity method and equity earnings of $38,274 were recorded for the three months ended March 31, 1997.

(5)  Allowance for Loan Losses
     -------------------------

The following is a reconciliation of the allowance for loan losses for the three months ended March 31, 1997 and 1996:

                                          1997         1995
                                         ------       ------

Balance at beginning of period         $718,547       703,547
Provision for loan losses                 5,000         5,000
                                       --------       -------
Balance at end of period               $723,547       708,547
                                       ========       =======

(6)  Stock Options
     -------------

During the three month period ended March 31, 1997, 30,000
incentive stock options were exercised at an option price of $5.63 per share, and 10,000 non-incentive stock options were exercised at an option price of $5 per share.

(7)  Borrowings
     ----------

In the first quarter of 1997, the Corporation obtained
$10,500,000 in advances from the Federal Home Loan Bank of Atlanta. The term of the loan is two years, with interest only payments monthly, at a floating rate equal to one month LIBOR.

(8)  Other Accounting Changes
     ------------------------

In August 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities using a financial-components approach that focuses on control of the asset or liability. It requires that an entity recognize only assets it controls and liabilities it has incurred and should derecognize assets only when control has been surrendered and derecognize liabilities only when they have been extinguished. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The Corporation adopted this Statement on January 1, 1997 without any impact on its consolidated financial statements.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 establishes standards of computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Corporation plans to adopt SFAS No. 128 in 1997 without any significant impact on its consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Comparison of Operating Results for the Three Months ended
March 31, 1997 and 1996
----------------------------------------------------------

Net income for the first quarter of 1997 declined to $310,064, or $0.25 per share, from $370,992 or $0.29 per share, during the first quarter of 1996. Average shares outstanding were 1,224,234 and 1,287,939 during the first quarters of 1997 and 1996, respectively. The decline in net income was attributable to a decrease in net interest income and an increase in general and administrative expenses which was partially offset by an increase in other income.

Total interest income in 1997 was $2,440,746, a $36,158 increase from the same period in 1996. The primary reason for the change was an increase in the balance of average interest earning assets of approximately $681,000. This is due to the purchase of approximately $14.7 million in investment and mortgage-backed securities available for sale during the first quarter 1997. The increase in the average volume was offset by a decrease in average yield on interest earning assets of 15 basis points to 7.59% for the three months ended March 31, 1997 as compared to 7.74% for the same period in 1996.

Interest expense in 1997 increased from 1996 by $74,527, or 5.89%, mainly due to an increase in the average balance of interest bearing liabilities of $5.0 million, or 4.56%. The increase is due to the Corporation borrowing $10.5 million in advances from the Federal Home Loan Bank of Atlanta ("FHLB"). The rate paid on interest bearing liabilities remained fairly constant between periods, increasing only 6 basis points.

The overall net effect of these changes was a $110,685 decrease in net interest income and a decrease in the interest rate spread between interest earning assets and interest bearing liabilities from 3.10% in 1996 to 2.89% in 1997.

Comparative yields, costs and spreads for the respective periods are as follows:

                                                                   Twelve Months
                                  Three Months Ended     At           Ended
                                      March 31,        March 31,    December 31,
                                   1997        1996      1997           1996
                                  ------      ------   -------     -------------
Average yield on interest
  earning assets                  7.59%        7.74%    7.85%        7.81%
Average rate on interest
  bearing liabilities             4.70         4.64     5.18         4.56
                                  ----         ----     ----         ----
Asset/liability spread            2.89%        3.10%    2.67%        3.25%
                                  ====         ====     ====         ====

Other income increased $31,205 or 16.6%, in 1997 compared to the same period in 1996 primarily as a result of equity earnings of $38,274 on investment in mortgage servicing rights.

General and administrative expenses increased $9,448, or 1.18%, in 1997 compared to 1996. Other expenses increased due to increases in various operating expenses. Offsetting this increase were decreases in federal and other insurance premium expense due to the lower assessment rate for insurance of deposits by the Savings Association Insurance Fund ("SAIF") following its recapitalization in the fourth quarter of 1996.

As a result of these and other factors, income before income taxes decreased $88,928, or 15%, in 1997 versus 1996. Income tax expense of $194,000 during the period resulted in an effective income tax rate of 38.5% compared to 37.4% in 1996.

Comparison of Financial Condition at March 31, 1997 and December
31, 1996
----------------------------------------------------------------

Total assets increased by $15.4 million or 11.8% from $130.9 million at December 31, 1996 to $146.3 million at March 31, 1997. The increase is mainly due to an increase in investment and mortgage-backed securities available for sale of $14.4 million. In addition, the Corporation's loan portfolio increased by approximately $1.0 million during the three months ended March 31, 1997. Loan originations for the period were approximately $6.8 million.

Total liabilities increased by $15.3 million to $125.7 million at March 31, 1997. The increase is due to the Corporation borrowing $10.5 million in advances from the FHLB and deposit growth of approximately $6 million. Such funds were invested in investment and mortgage-backed securities available for sale as noted above, which is expected to yield a spread of approximately 1%.

Stockholders' equity increased by $150,000 from $20.5 million at December 31, 1996 to $20.7 million at March 31, 1997. This increase is due to the exercise of 40,000 stock options which increased stockholders' equity by $219,000 and net income of $310,000 for the quarter. This was offset by a net unrealized loss on securities of $229,000 and a quarterly dividend of $.14 per share or $175,000.

Asset Quality
-------------

The Corporation's allowance for loan losses as a percentage of outstanding loans remained stable at .65% at March 31, 1997 compared to .66% at December 31, 1996. At March 31, 1997, nonperforming assets, which consist of nonaccrual loans, were $1,269,000 compared to $814,000 at December 31, 1996. Management attributes the increase in nonaccrual loans to seasonal factors and is unaware of any significant potential problem loans or any other concentrations of credit risk which exist in the portfolio. There were no charge-offs during the three month periods ended March 31, 1997 and 1996. Management recorded provisions for loan losses of $5,000 for the three month periods ended March 31, 1997 and 1996. Management remains conscious of the judgmental nature of the allowance for loan losses and the need for periodically evaluating the risk inherent in the loan portfolio.

Liquidity
---------

The Corporation's asset-liability management policy is to maintain and enhance the net interest income and provide adequate liquidity to meet continuing loan demand, withdrawal requirements, and pay for normal operating expenses. Liquidity is primarily provided by the ability to attract deposits, maturities in the investment portfolio, loan repayments, and current earnings.

At March 31, 1997, Haywood Bancshares had approximately $27 million in cash, interest bearing balances in other banks, federal funds sold, investment securities and mortgage-backed securities. Management believes that the level of liquidity at March 31, 1997, is adequate and in compliance with regulatory requirements.

Impact of Inflation and Changing Prices
---------------------------------------


The consolidated financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Corporation are primarily monetary in nature and changes in interest rates have a greater impact on the Corporation's performance than the effect of inflation.

Capital Resources
-----------------

As a North Carolina-charted savings bank, Haywood Savings is subject to the capital requirements of the FDIC and the N.C. Administrator of Savings Institutions ("the Administrator"). The FDIC requires Haywood Savings to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be well-capitalized, the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to Haywood Savings is the allowance for loan losses. Risk-weighted assets reflect Haywood Savings' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. Haywood Savings is also subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3%, and a ratio of 5% to be "well capitalized." The Administrator requires a net worth equal to at least 5% of assets. At March 31, 1997, Haywood Savings was in compliance with all of the aforementioned capital requirements. The Corporation must comply with FRB capital requirements which are substantially the same.

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

                 PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

     (a) Exhibits. The following exhibits are being filed with the report.

          Exhibit
          Number             Description
         --------            -----------

           27               Financial Data Schedule (EDGAR ONLY)


     (b)  Reports on Form 8-K.  During the quarter ended March
31, 1997, the Registrant did not file any reports on Form 8-K.

                         SIGNATURES
                         ----------

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HAYWOOD BANCSHARES, INC.
                                     (Registrant)




Date: May 13, 1997         By:/s/ Larry R. Ammons
                              ----------------------
                              Larry R. Ammons
                              (President and Principal
                              Executive Officer)
                              (Duly Authorized Representative)




Date: May 13, 1997         By: /s/ Jack T. Nichols
                               -----------------------
                               Jack T. Nichols
                               (Principal Financial Officer
                               and Principal Accounting
                               Officer)