Form 10-Q
period 1997-06-30
HAYWOOD BANCSHARES INC
filed 1997-08-13
CIK 940941

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1997

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

                         NOT APPLICABLE
                       -----------------
(Former name, former address, and former fiscal year, if changed since last report)

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

     As of August 11, 1997, shares of common stock outstanding were 1,250,356.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Financial Condition

                                                    June 30,     December 31,
                                                      1997           1996
                                                   ----------    ------------
ASSETS                                            (Unaudited)
------
Cash on hand and in banks                         $  1,705,316   $  1,029,850
Interest-bearing balances in other banks               479,997        143,806
Federal funds sold                                   2,100,627        152,847
Investment securities:
  Held to maturity (market value of $9,652,945
  and $10,744,961, respectively)                     9,536,957     10,894,099
  Available for sale (cost of $4,001,978)            3,988,613             --
Mortgage-backed securities:
  Held to maturity (market value of $1,010,028
  and $1,118,023, respectively)                        957,702      1,069,323
  Available for sale (cost of $10,722,780)          10,517,778             --
Loans receivable (net of allowance for loan
  losses of $728,547 and $718,547, respectively)   111,614,111    109,344,406
Real estate acquired in settlement of loans          1,790,187      1,790,187
Federal Home Loan Bank stock, at cost                1,427,300      1,427,300
Premises and equipment                               1,595,765      1,660,387
Investment in mortgage servicing rights              2,953,320      1,728,075
Other assets                                           994,925        881,054
Goodwill                                               753,780        780,030
                                                  ------------    -----------
                                                  $150,416,378   $130,901,364
                                                  ============    ===========
Liabilities and Stockholders' Equity
------------------------------------

Deposit accounts:
   Noninterest-bearing                            $    167,219        196,526
   Interest-bearing, including $12,984,329
    and $11,129,365 respectively, of time
    deposits for $100,000 or more                  116,632,710    107,146,853
                                                  ------------   ------------
                                                   116,799,929    107,343,379

Note payable                                                --      1,200,000
Advances from Federal Home Loan Bank                10,500,000             --
Accrued expenses and other liabilities               2,156,952      1,831,091
                                                  ------------   ------------
            Total liabilities                      129,456,881    110,374,470

Stockholders' equity:
  Serial preferred stock, $1.00 par value,
    5,000,000 shares authorized; no shares
    issued or outstanding                                                  --
  Common stock, $1.00 par value, 10,000,000
    shares authorized; 1,250,356 and 1,211,856
    shares issued and outstanding, respectively      1,250,356      1,211,856
    Additional paid-in capital                       3,362,967      3,218,006
    Retained income, substantially restricted       16,660,173     16,298,440
    Less obligation in connection with funds
      used to acquire common shares by ESOP           (169,908)      (201,408)
    Net unrealized losses on securities               (144,091)            --
                                                  ------------    -----------
           Total stockholders' equity               20,959,497     20,526,894
                                                  ------------    -----------
                                                  $150,416,378   $130,901,364
                                                  ============    ===========

See accompanying notes to consolidated financial statements.

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Statements of Income

                                                     Six months ended
                                                         June 30,
                                                          (Unaudited)
                                                   ------------------------
                                                     1997            1996
                                                   -------          -------
Interest income:
  Loans                                           $4,467,686       4,371,394
  Investment securities                              277,712         447,059
  Mortgage-backed securities                         379,680          56,891
  Interest-bearing balances in other banks             8,087           9,477
  Federal funds sold                                  17,464          14,765
  Other                                               51,314          54,518
                                                  ----------       ---------
       Total interest income                       5,201,943       4,954,104
                                                  ----------       ---------
Interest expense:
  Deposits, including $302,733 in 1997 and
    $233,725 in 1996, on time deposits for
    $100,000 or more                               2,684,339       2,527,501
  Borrowed money                                     200,791          13,979
                                                  ----------       ---------
       Total interest expense                      2,885,130       2,541,480
                                                  ----------       ---------
       Net interest income                         2,316,813       2,412,624
Provision for loan losses                             10,000          10,000
                                                  ----------       ---------
       Net interest income after provision
         for loan losses                           2,306,813       2,402,624
                                                  ----------       ---------
Other income:
  Insurance income, net                               91,304          74,982
  Service charges on deposits                         38,151          37,853
  Rental income                                       29,172          23,007
  Real estate operations, net                        204,956         208,168
  Other income                                        81,133          18,509
                                                  ----------       ---------
       Total other income, net                       444,716         362,519
                                                  ----------       ---------
General and administrative expenses:
  Salaries and employee benefits                     933,709         911,439
  Occupancy and equipment                            175,272         187,697
  Federal and other insurance premiums                42,209         141,190
  Amortization of goodwill                            26,250          26,250
  Other expenses                                     415,213         382,149
                                                  ----------       ---------
       Total general and administrative expenses   1,592,653       1,648,725
                                                  ----------       ---------
       Income before income taxes                  1,158,876       1,116,418
Income taxes                                         433,000         409,000
                                                  ----------       ---------
       Net income                                 $  725,876         707,418
                                                  ==========       =========
Per share amounts:
       Net income                                 $      .59       $     .60
                                                  ==========       =========

See accompanying notes to consolidated financial statements.

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Statements of Income

                                                    Three months ended
                                                         June 30,
                                                          (Unaudited)
                                                   ------------------------
                                                     1997            1996
                                                   -------          -------
Interest income:
  Loans                                           $2,267,831       2,206,185
  Investment securities                              123,810         207,117
  Mortgage-backed securities                         328,432          27,191
  Interest-bearing balances in other banks             4,101           2,932
  Federal funds sold                                  11,224           6,516
  Other                                               25,799          27,259
                                                  ----------       ---------
       Total interest income                       2,761,197       2,477,200
                                                  ----------       ---------
Interest expense:
  Deposits, including $148,239 in 1997 and
    $100,393 in 1996, on time deposits for
    $100,000 or more                               1,395,051       1,263,115
  Borrowed money                                     151,166          13,979
                                                  ----------       ---------
       Total interest expense                      1,546,217       1,277,094
                                                  ----------       ---------
       Net interest income                         1,214,980       1,200,106
Provision for loan losses                              5,000           5,000
                                                  ----------       ---------
       Net interest income after provision
         for loan losses                           1,209,980       1,195,106
                                                  ----------       ---------
Other income:
  Insurance income, net                               51,521          37,588
  Service charges on deposits                         17,560          16,619
  Rental income                                       15,159          11,516
  Real estate operations, net                        108,335         100,366
  Other income                                        33,092           8,586
                                                  ----------       ---------
       Total other income, net                       225,667         174,675
                                                  ----------       ---------
General and administrative expenses:
  Salaries and employee benefits                     491,543         448,818
  Occupancy and equipment                             82,371          88,910
  Federal and other insurance premiums                 9,430          69,575
  Amortization of goodwill                            13,125          13,125
  Other expenses                                     184,366         225,927
                                                  ----------       ---------
       Total general and administrative expenses     780,835         846,355
                                                  ----------       ---------
       Income before income taxes                    654,812         523,426
Income taxes                                         239,000         187,000
                                                  ----------       ---------
       Net income                                 $  415,812         336,426
                                                  ==========       =========
Per share amounts:
       Net income                                 $      .33       $     .29
                                                  ==========       =========

See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
              Consolidated Statements of Stockholders' Equity
                Six Months ended June 30, 1997 and 1996
                              (Unaudited)

                                                                                    Net
                                            Additional                           Unrealized          Total
                                 Common     Paid-in     Retained     Obligation   Loss on        Stockholders'
                                  Stock     Capital      Income      of the ESOP Securities        Equity
                                --------   ----------   --------     ----------- -----------    --------------
Balance at December 31, 1996    $1,211,856    3,218,006   16,298,440    (201,408)         --     20,526,894
Stock options exercised             44,000      194,750           --          --          --        238,750
Repurchase of common stock          (5,500)     (82,157)          --          --          --        (87,657)
Net income                              --           --      725,876          --          --        725,876
Cash dividends declared on
  common stock, $.14 per share          --           --     (351,081)         --          --       (351,081)
Principal repayment of ESOP debt        --           --           --      31,500          --         31,500
Release and allocation of ESOP
  shares                                --       32,368      (13,062)         --          --         19,306
Net unrealized loss on
  securities, net of tax
  effect of $74,246                     --           --           --          --    (144,091)      (144,091)
                                ----------   ----------   ----------     --------   --------     ----------
Balance at June 30, 1997        $1,250,356    3,362,967   16,660,173     (169,908)  (144,091)    20,959,497
                                ==========   ==========   ==========     ========   ========     ==========

                                                                                    Net
                                            Additional                           Unrealized          Total
                                 Common     Paid-in     Retained     Obligation   Loss on        Stockholders'
                                  Stock     Capital      Income      of the ESOP Securities        Equity
                                --------   ----------   --------     ----------- -----------    --------------
Balance at December 31, 1995    $1,287,372    4,652,561   15,825,090    (358,754)         --     21,406,269
Stock options exercised              5,700       23,863           --          --          --         29,563
Repurchase of Common Stock         (86,516)  (1,470,772)          --          --          --     (1,557,288)
Net income                              --           --      707,418          --          --        707,418
Cash dividends declared on
  common stock, $.13 per share          --           --     (324,431)         --          --       (324,431)
Principal repayment of
  ESOP debt                             --           --           --      31,200          --         31,200
Release and allocation of ESOP
  shares                                --       35,155       (9,599)         --          --         25,556
                                ----------   ----------   ----------     --------   --------     ----------
Balance at June 30, 1996        $1,206,556    3,240,807   16,198,478     (327,554)        --     20,318,287
                                ==========   ==========   ==========     ========   ========     ==========

See accompanying notes to consolidated financial statements.

                   HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows

                                                  Six months ended
                                                      June 30,
                                                     (Unaudited)
                                                 ------------------------
                                                   1997          1996
                                                 -------        -------
Cash flows from operating activities:
  Net income                                    $    725,876      707,418
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                       10,000       10,000
      Accretion of discount on loans                       -      (21,000)
      Depreciation and amortization                   85,932       94,009
      Amortization of goodwill                        26,250       26,250
      Income from mortgage servicing rights          (61,995)           -
      Increase (decrease) in allowance for
        uncollected interest                          11,707      (16,470)
      Increase in other assets                       (39,624)     (19,391)
      Increase in accrued expenses and
        other liabilities                            350,220      107,887
      Increase in deferred loan fees                  29,144       15,866
      Net noncash expense recorded for ESOP           19,306       25,556
                                                ------------   ----------
        Net cash provided by operating
          activities                               1,156,816      930,125
                                                ------------   ----------
Cash flows from investing activities:
  Purchases of investment securities held to
    maturity                                      (3,000,000)  (3,300,000)
  Proceeds from maturities/calls of investment
    securities held to maturity                    4,357,142    5,305,901
  Purchase of investment securities available
    for sale                                      (4,001,975)           -
  Principal collected on mortgage-backed
    securities held to maturity                      111,621      177,262
  Purchase of mortgage-backed securities
    available for sale                           (10,725,345)           -
  Origination of loans, net                      (2,320,556)  (3,188,942)
  Purchases of premises and equipment                (18,719)     (20,739)
  Purchases of mortgage servicing rights          (1,163,250)           -
                                                ------------   ----------
        Net cash used in investing activities    (16,761,082)  (1,026,518)
                                                ------------   ----------
Cash flows from financing activities:
  Net increase in certificates of deposit          9,572,478       59,886
  Net decrease in other deposits                    (115,928)     (19,447)
  Advances from FHLB                              10,500,000            -
  Proceeds from note payable                               -    1,000,000
  Repayment of note payable                       (1,200,000)    (200,000)
  Repurchase of common stock                         (87,657)  (1,557,288)
  Cash dividends paid                               (343,940)    (334,937)
  Proceeds from issuance of common stock
    upon exercise of stock options                   238,750       29,563
                                                ------------   ----------
       Net cash provided by (used in)
         financing activities                     18,563,703   (1,022,223)
                                                ------------   ----------
Net increase (decrease) in cash and
  cash equivalents                                 2,959,437   (1,118,616)
Cash and cash equivalents at
  beginning of period                              1,326,503    2,725,084
                                                ------------   ----------
Cash and cash equivalents at end of period      $  4,285,940    1,606,468
                                                ============   ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                   $  2,845,630    2,552,768
     Income taxes                                    406,342      442,466
                                                ------------   ----------
Supplemental schedule of noncash investing
  and financing activities:
     Dividends payable                          $    175,821      156,852
                                                ============   ==========
         See accompanying notes to consolidated financial
statements.                   6

                HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements
                           June 30, 1997
                            (Unaudited)

(1)  PRESENTATION OF FINANCIAL STATEMENTS
     ------------------------------------

The consolidated financial statements include the accounts of Haywood Bancshares, Inc. (the Corporation) and its wholly-owned subsidiary Haywood Savings Bank, Inc., SSB (Haywood Savings). All intercompany transactions and balances are eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

During 1997, the Corporation funded an additional $1,163,250 of its $3,000,000 commitment. The Corporation has funded $2,891,325 of the total commitment. The investment is accounted for under the equity method and equity earnings of $23,721 and $61,995 were recorded for the three and six months ended June 30, 1997, respectively.

(5)  ALLOWANCE FOR LOAN LOSSES
     -------------------------
The following is a reconciliation of the allowance for loan losses for the three and six months ended June 30, 1997 and 1996, respectively

                                        Three months       Six months
                                       ended June 30,    ended June 30,
                                      ----------------    ---------------
                                      1997        1996    1997      1996
                                      ----        ----    ----      ----
Balance at beginning of period       $723,547   708,547  $718,547  703,547
Provision for loan losses               5,000     5,000    10,000   10,000
                                     --------   -------  --------  -------
Balance at end of period             $728,547   713,547  $728,547  713,547
                                     ========   =======  ========  =======

(6)  STOCK OPTIONS
     -------------
During the six month period ended June 30, 1997, 30,000 incentive stock options were exercised at an option price of $5.63 per share, and 14,000 non-incentive stock options were exercised at an option price of $5 per share.

(7)  BORROWINGS
     ----------
In the first quarter of 1997, the Corporation obtained
$10,500,000 in advances from the Federal Home Loan Bank of Atlanta. The term of the loan is two years, with interest only payments monthly, at a floating rate equal to one month LIBOR.

(8)  Stock Repurchase
     ----------------
In May of 1997, Haywood Bancshares, Inc. repurchased 5,500 shares of common stock at $15.94 per share in connection with the stock repurchase program announced on August 8, 1995, which permits repurchases of up to 10% of the shares outstanding at August 8, 1995 which was 1,287,372. Haywood Bancshares, Inc. will retire all repurchased shares.

(9)  OTHER ACCOUNTING CHANGES
     ------------------------
In August 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities using a financial-components approach that focuses on control of the asset or liability. It requires that an entity recognize only assets it controls and liabilities it has incurred and should derecognize assets only when control has been surrendered and derecognize liabilities only when they have been extinguished. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The Corporation adopted this Statement on January 1, 1997 without any impact on its consolidated financial statements.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Financial Standards No. 129 ("SFAS No. 129"), "Disclosure of Information about Capital Structure". SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and is applicable to all entities. It contains no change in disclosure requirements for entities that were previously subject to the requirements of Accounting Principles Board ("APB") Opinion No. 10, "Omnibus Opinion - 1966", APB Opinion No. 15, "Earnings per Share" and SFAS No. 47, "Disclosure of Long-Term Obligations". SFAS is effective for financial statements for periods ending after December 15, 1997. The Corporation plans to adopt SFAS No. 129 in 1997 without any significant impact on its consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Financial Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Corporation plans to adopt SFAS No. 130 in 1998 and has not determined the impact on its consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Financial Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997 and in the initial year of application, comparative information for earlier years is to be restated. The Corporation plans to adopt SFAS No. 131 in 1998 without any significant impact on its consolidated financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30,
1997 AND 1996
----------------------------------------------------------------
Net income for the six months ended June 30, 1997 increased to $725,876, or $0.59 per share, from $707,418 or $0.60 per share, in 1996. Average shares outstanding were 1,238,243 and 1,261,333 during the six months ended June 30, 1997 and 1996, respectively. The increase in net income was attributable to an increase in other income and a decrease in general and administrative expenses which was partially offset by a decrease in net interest income.

Total interest income in 1997 was $5,201,943, a $247,839 increase from the same period in 1996. The primary reason for the change was an increase in the balance of average interest earning assets of approximately $5.3 million. This is due to the purchase of approximately $14.7 million in investment and mortgage-backed securities available for sale during the first quarter 1997. In addition, the average yield on interest earning assets increased 6 basis points to 7.75% for the six months ended June 30, 1997 as compared to 7.69% for the same period in 1996. This is mainly because of the increase in average yield on the investment portfolio from 5.38% for the six months ended June 30, 1996 to 6.37% for the same period in 1997 due to the investment purchases described above.

Interest expense in 1997 increased from 1996 by $343,650, or 13.5%, mainly due to an increase in the average balance of interest bearing liabilities of $10.5 million. The increase is due to the Corporation borrowing $10.5 million in advances from the Federal Home Loan Bank of Atlanta ("FHLB") during the first quarter of 1997. In addition, the rate paid on interest bearing liabilities increased 19 basis points between periods. This is mainly due to the rates paid on FHLB advances and an increase in certificate of deposit rates due to competitive pressures in the marketplace.

The overall net effect of these changes was a $95,811 decrease in net interest income and a decrease in the interest rate spread between interest earning assets and interest bearing liabilities from 3.06% in 1996 to 2.93% in 1997.

Comparative yields, costs and spreads for the respective periods are as follows:

                                        Six Months
                                          ended                  Twelve Months
                                         June 30,       At          ended
                                     ---------------  June 30,   December 31,
                                     1997       1996    1997         1996
                                     ----       ----  -------    ------------
Average yield on interest earning
  assets                            7.75%      7.69%    7.84%       7.81%
Average rate on interest bearing
  liabilities                       4.82       4.63     5.31        4.56
                                    ----       ----     ----        ----
Asset/liability spread              2.93%      3.06%    2.53%       3.25%
                                    ====       ====     ====        ====
Net interest margin                 3.45%      3.74%    3.04%       3.83%
                                    ====       ====     ====        ====

Other income increased $82,197 or 22.7%, in 1997 compared to the same period in 1996 primarily as a result of equity earnings of $61,995 on investment in mortgage servicing rights. The
Corporation also recorded a $16,322 increase in insurance income due to an increase in sales volume of insurance products.

General and administrative expenses decreased $56,072, or 3.4%, in 1997 compared to 1996. The decrease is mainly due to a $98,981 decrease in federal and other insurance premium expense due to the lower assessment rate for insurance of deposits by the Savings Association Insurance Fund ("SAIF") following its recapitalization in the fourth quarter of 1996.

As a result of these and other factors, income before income taxes increased $42,458, or 3.8%, in 1997 versus 1996. Income tax expense of $433,000 during the period resulted in an effective income tax rate of 37.4% compared to 36.6% in 1996.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE
30, 1997 AND 1996
---------------------------------------------------------------
Net income for the three months ended June 30, 1997 increased to $415,812 or $.33 per share, from $336,426, or $.29 per share, for the same period in 1996. The increase in net income was primarily attributable to an increase in other income and a decrease in general and administrative expenses.

Total interest income for the three months ended June 30, 1997 was $2,761,197 a $283,997, or 11.5% increase from the same period in 1996. The primary reason for the change was an increase in the balance of average interest earning assets of approximately $10 million. This is due to the purchase of approximately $14.7 million in investment and mortgage-backed securities available for sale during the first quarter of 1997. In addition, the average yield on interest earning assets increased 27 basis points from 7.63% for the three months ended June 30, 1996 to 7.90% for the same period in 1997. This is mainly due to an increase in the average yield on the investment portfolio between periods due to the investment purchases described above.

Interest expense for the three months ended June 30, 1997 was $1,546,217 a $269,123 or 21% increase from the same period in 1996 due primarily to an increase in the average balance of interest bearing liabilities of $16 million, or 14%. The average rate paid on interest bearing liabilities increased from 4.61% for the three months ended June 30, 1996 to 4.94% for the same period in 1997.

The overall net effect of these changes was an $14,874 increase in net interest income and a decrease in the interest rate spread between interest earning assets and interest bearing liabilities from 3.02% in 1996 to 2.96% in 1997.

Other income increased $50,992 for the three months ended June 30, 1997 compared to the same period in 1996 primarily as a result of equity earnings of $23,721 on investment in mortgage servicing rights and an increase in insurance income of $13,933.

General and administrative expenses decreased $65,520 or 7.7%, in 1997 compared to the same period in 1996. This is mainly due to a decrease in federal and other insurance premiums.

As a result of these and other factors, income before income taxes increased $131,386, or 25% in 1997 versus 1996. Income tax expense of $239,000 during the period resulted in an effective income tax rate of 36.5% compared to 35.7% in 1996.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND DECEMBER
31, 1996
---------------------------------------------------------------
Total assets increased by $19.5 million or 14.9% from $130.9 million at December 31, 1996 to $150.4 million at June 30, 1997. The increase is mainly due to an increase in investment and mortgage-backed securities available for sale of $14.5 million. In addition, the Corporation's loan portfolio increased by approximately $2.3 million during the six months ended June 30, 1997. Loan originations for the period were approximately $15.6 million.

Total liabilities increased by $19.1 million to $129.5 million at June 30, 1997. The increase is due to the Corporation borrowing $10.5 million in advances from the FHLB and deposit growth of approximately $9.5 million. Such funds were invested in investment and mortgage-backed securities available for sale as noted above, and is yielding a spread of approximately 1%.

Stockholders' equity increased by $433,000 from $20.5 million at December 31, 1996 to $21.0 million at June 30, 1997. This increase is due to the exercise of 44,000 stock options which increased stockholders' equity by $239,000 and net income of $726,000 for the six months. This was offset by a net unrealized loss on securities of $144,000, repurchase of stock totaling $88,000, and a quarterly dividends of $.14 per share or $351,000.

ASSET QUALITY
-------------
The Corporation's allowance for loan losses as a percentage of outstanding loans remained stable at .65% at June 30, 1997 compared to .66% at December 31, 1996. At June 30, 1997, nonperforming assets, which consist of nonaccrual loans, were $1,171,000 compared to $814,000 at December 31, 1996. Management attributes the increase in nonaccrual loans to seasonal factors and is unaware of any significant potential problem loans or any other concentrations of credit risk which exist in the portfolio. There were no charge-offs during the six month periods ended June 30, 1997 and 1996. Management recorded provisions for loan losses of $10,000 for the six month periods ended June 30, 1997 and 1996. Management remains conscious of the judgmental nature of the allowance for loan losses and the need for periodically evaluating the risk inherent in the loan portfolio.

LIQUIDITY
---------
The Corporation's asset-liability management policy is to maintain and enhance the net interest income and provide adequate liquidity to meet continuing loan demand, withdrawal equirements, and pay for normal operating expenses. Liquidity is primarily provided by the ability to attract deposits, maturities in the investment portfolio, loan repayments, and current earnings.

At June 30, 1997, Haywood Bancshares had approximately $29 million in cash, interest bearing balances in other banks, federal funds sold, investment securities and mortgage-backed securities. Management believes that the level of liquidity at June 30, 1997, is adequate and in compliance with regulatory requirements.

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

CAPITAL RESOURCES
-----------------
As a North Carolina-charted savings bank, Haywood Savings is subject to the capital requirements of the FDIC and the N.C. Administrator of Savings Institutions ("the Administrator"). The FDIC requires Haywood Savings to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be well-capitalized, the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to Haywood Savings is the allowance for loan losses. Risk-weighted assets reflect Haywood Savings' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. Haywood Savings is also subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3%, and a ratio of 5% to be "well capitalized." The Administrator requires a net worth equal to at least 5% of assets. At June 30, 1997, Haywood Savings was in compliance with all of the aforementioned capital requirements. The Corporation must also comply with FRB capital requirements which are substantially the same.

REGULATORY MATTERS AND CONTINGENCIES
------------------------------------
Management is not presently aware of any current recommendations to the Corporation or to Haywood Savings by regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation s liquidity, capital resources, or operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

Not applicable.

                 PART II.  OTHER INFORMATION
ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY-HOLDERS


     On April 22, 1997, the Company held its Annual Meeting of
Stockholders at which the following matters were voted on:

Proposal I   Election of Directors

NOMINEE                         FOR        WITHHELD
                                ---        --------
R. Neal Ensley               732,824          50
Joseph E. Taylor, Jr.        732,824          50
C. Leon Turner               732,424         450

There were no abstentions or broker non-votes.

The terms of office of Directors Larry R. Ammons, Glenn W. Brown,
William P. Burgin, Philip S. Dooly, R. Bruce Norma, C. Jeff
Reece, Jr. and G. D. Stovall, Jr. continued after the Annual
Meeting.

PROPOSAL II   RATIFICATION OF APPOINTMENT OF AUDITORS

             FOR        AGAINST     ABSTAIN
             ---        -------     -------
           729,574                   3,300

In addition, there were no broker non-votes.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are being filed with the report.

          Exhibit
          Number             Description
         --------            -----------

           27               Financial Data Schedule (EDGAR ONLY)


     (b)  Reports on Form 8-K.  During the quarter ended June 30,
1997, the Registrant did not file any reports on Form 8-K.

                         SIGNATURES
                         ----------

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HAYWOOD BANCSHARES, INC.
                                     (Registrant)




Date: August 11, 1997      By:/s/ Larry R. Ammons
                              ----------------------
                              Larry R. Ammons
                              (President and Principal
                              Executive Officer)
                              (Duly Authorized Representative)




Date: August 11, 1997      By: /s/ Jack T. Nichols
                               -----------------------
                               Jack T. Nichols
                               (Principal Financial Officer
                               and Principal Accounting
                               Officer)