Form 10-Q
period 1997-09-30
HAYWOOD BANCSHARES INC
filed 1997-11-14
CIK 940941

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [X]   No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ]   No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date.

    As of November 14, 1997, shares of common stock outstanding were 1,250,356.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
             Consolidated Statements of Financial Condition

                                                 September 30,   December 31,
                                                     1997            1996
                                                 ------------    ------------
Assets                                            (Unaudited)
------
Cash on hand and in banks                        $  1,387,056       1,029,850
Interest-bearing balances in other banks              629,532         143,806
Federal funds sold                                  2,209,328         152,847
Investment securities:
  Held to maturity (market value of $9,548,519
   and $10,744,961, respectively)                   9,536,957      10,894,099
  Available for sale (cost of $5,000,739)           5,006,890               -
Mortgage-backed securities:
  Held to maturity (market value of $920,459
   and $1,118,023, respectively)                      868,133       1,069,323
  Available for sale (cost of $10,720,791)         10,541,853               -
Loans receivable (net of allowance for loan
 losses of $733,547 and $718,547, respectively    114,531,017     109,344,406
Real estate acquired in settlement of loans           217,585       1,790,187
Federal Home Loan Bank stock, at cost               1,427,300       1,427,300
Premises and equipment                              1,587,530       1,660,387
Investment in mortgage servicing rights             2,977,715       1,728,075
Other assets                                        1,133,955         881,054
Goodwill                                              740,655         780,030
                                                 ------------    ------------
                                                 $152,795,506     130,901,364
                                                 ============    ============
Liabilities and Stockholders' Equity
------------------------------------
Deposit accounts:
 Noninterest-bearing                             $    162,349         196,526
 Interest-bearing, including $14,138,998 and
  $11,129,365, respectively, of time deposits
  for $100,000 or more                            118,132,394     107,146,853
                                                 ------------    ------------
                                                  118,294,743     107,343,379
Note payable                                                -       1,200,000
Advances from Federal Home Loan Bank               10,500,000               -
Accrued expenses and other liabilities              2,329,063       1,831,091
                                                 ------------    ------------
          Total liabilities                       131,123,806     110,374,470

Stockholders' equity:
  Serial preferred stock, $1.00 par value,
   5,000,000 shares authorized; no shares
   issued or outstanding                                    -               -
  Common stock, $1.00 par value, 10,000,000
   shares authorized; 1,250,356 and 1,211,856
   shares issued and outstanding, respectively      1,250,356       1,211,856
  Additional paid-in capital                        3,392,014       3,218,006
  Retained income, substantially restricted        17,298,228      16,298,440
  Less obligation in connection with funds used
   to acquire common shares by ESOP                  (154,158)       (201,408)
  Net unrealized losses on securities                (114,740)              -
                                                 ------------    ------------
          Total stockholders' equity               21,671,700      20,526,894
                                                 ------------    ------------
                                                 $152,795,506     130,901,364
                                                 ============    ============

See accompanying notes to consolidated financial statements.

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Income

                                               Nine Months Ended September 30,
                                                         (Unaudited)
                                                    1997             1996
                                               -------------    -------------
Interest income:
  Loans                                        $   6,761,795        6,539,678
  Investment securities                              421,910          642,222
  Mortgage-backed securities                         635,616           82,271
  Interest-bearing balances in other banks            16,882           15,360
  Federal funds sold                                  50,007           26,394
  Other                                               77,397           82,076
                                               -------------    -------------
     Total interest income                         7,963,607        7,388,001
                                               -------------    -------------
Interest expense:
  Deposits, including $435,904 in 1997 and
   $331,475 in 1996, on time deposits for
   $100,000 or more                                4,140,251        3,682,609
  Borrowed money                                     354,838           16,019
                                               -------------    -------------
     Total interest expense                        4,495,089        3,698,628
                                               -------------    -------------

     Net interest income                           3,468,518        3,689,373

Provision for loan losses                             15,000           15,000
                                               -------------    -------------
     Net interest income after provision
      for loan losses                              3,453,518        3,674,373
                                               -------------    -------------
Other income:
  Insurance income, net                              135,605          119,516
  Service charges on deposits                         56,699           53,823
  Rental income                                       41,760           37,963
  Real estate operations, net                        935,428          306,327
  Other income                                       126,721           20,096
                                               -------------    -------------
     Total other income, net                       1,296,213          537,725
                                               -------------    -------------
General and administrative expenses:
  Salaries and employee benefits                   1,400,697        1,358,887
  Occupancy and equipment                            261,083          273,301
  Federal and other insurance premiums                63,443          927,552
  Amortization of goodwill                            39,375           39,375
  Other expenses                                     608,048          553,328
                                               -------------    -------------
     Total general and administrative expenses     2,372,646        3,152,443
                                               -------------    -------------

     Income before income taxes                    2,377,085        1,059,655

Income taxes                                         824,500          365,000
                                               -------------    -------------
     Net income                                $   1,552,585          694,655
                                               =============    =============
Per share amounts:

     Net income                                $        1.25    $         .57
                                               =============    =============

See accompanying notes to consolidated financial statements.

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Income

                                              Three Months Ended September 30,
                                                         (Unaudited)
                                                   1997              1996
                                              -------------     -------------
Interest income:
  Loans                                       $   2,294,109         2,168,284
  Investment securities                             144,198           195,163
  Mortgage-backed securities                        255,936            25,380
  Interest-bearing balances in other banks            8,795             5,883
  Federal funds sold                                 32,543            11,629
  Other                                              26,083            27,558
                                              -------------     -------------
     Total interest income                        2,761,664         2,433,897
                                              -------------     -------------
Interest expense:
  Deposits, including $133,171 in 1997 and
   $97,750 in 1996, on time deposits for
   $100,000 or more                               1,455,912         1,155,108
  Borrowed money                                    154,047             2,040
                                              -------------     -------------
     Total interest expense                       1,609,959         1,157,148
                                              -------------     -------------

     Net interest income                          1,151,705         1,276,749
Provision for loan losses                             5,000             5,000
                                              -------------     -------------
     Net interest income after provision
      for loan losses                             1,146,705         1,271,749
                                              -------------     -------------
Other income:
  Insurance income, net                              44,301            44,534
  Service charges on deposits                        18,548            15,970
  Rental income                                      12,588            14,956
  Real estate operations, net                       730,472            98,159
  Other income                                       45,588             1,587
                                              -------------     -------------
     Total other income, net                        851,497           175,206
                                              -------------     -------------
General and administrative expenses:
  Salaries and employee benefits                    466,988           447,448
  Occupancy and equipment                            85,811            85,604
  Federal and other insurance premiums               21,234           786,362
  Amortization of goodwill                           13,125            13,125
  Other expenses                                    192,835           171,179
                                              -------------     -------------
     Total general and administrative expenses      779,993         1,503,718
                                              -------------     -------------
     Income (loss) before income taxes            1,218,209           (56,763)
Income taxes (benefit)                              391,500           (44,000)
                                              -------------     -------------
     Net income (loss)                        $     826,709           (12,763)
                                              =============     =============
Per share amounts:
     Net income (loss)                        $         .66     $        .(01)
                                              =============     =============

See accompanying notes to consolidated financial statements.

            HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
        Consolidated Statement of Stockholders' Equity
        Nine Months ended September 30, 1997 and 1996
                        (Unaudited)




                                                                                    Net
                                            Additional                           Unrealized          Total
                                 Common     Paid-in     Retained     Obligation   Loss on        Stockholders'
                                  Stock     Capital      Income      of the ESOP Securities        Equity
                                --------   ----------   --------     ----------- -----------    --------------
Balance at December 31, 1996    $1,211,856    3,218,006   16,298,440    (201,408)         --     20,526,894
Stock options exercised             44,000      194,750           --          --          --        238,750
Repurchase of common stock          (5,500)     (82,157)          --          --          --        (87,657)
Net income                              --           --    1,552,585          --          --      1,552,585
Cash dividends declared on
  common stock, $.42 per share          --           --     (526,131)         --          --       (526,131)
Principal repayment of ESOP debt        --           --           --      47,250          --         47,250
Release and allocation of ESOP
  shares                                --       61,415      (26,666)         --          --         34,749
Net unrealized loss on
  securities, net of tax
  effect of $58,047                     --           --           --          --    (114,740)      (114,740)
                                ----------   ----------   ----------     --------   --------     ----------
Balance at September 30, 1997   $1,250,356    3,392,014   17,298,228     (154,158)  (114,740)    21,671,700
                                ==========   ==========   ==========     ========   ========     ==========

                                                                                    Net
                                            Additional                           Unrealized          Total
                                 Common     Paid-in     Retained     Obligation   Loss on        Stockholders'
                                  Stock     Capital      Income      of the ESOP Securities        Equity
                                --------   ----------   --------     ----------- -----------    --------------
Balance at December 31, 1995    $1,287,372    4,652,561   15,825,090    (358,754)         --     21,406,269
Stock options exercised              5,700       23,863           --          --          --         29,563
Repurchase of Common Stock         (92,216)  (1,569,097)          --          --          --     (1,661,313)
Net income                              --           --      694,655          --          --        694,655
Cash dividends declared on
  common stock, $.39 per share          --           --     (480,542)         --          --       (480,542)
Principal repayment of
  ESOP debt                             --           --           --      46,800          --         46,800
Release and allocation of
  ESOP shares                           --       57,303      (16,650)         --          --         40,653
                                ----------   ----------   ----------    --------    --------     ----------
Balance at September 30, 1996   $1,200,856    3,164,630   16,022,553    (311,954)         --     20,076,085
                                ==========   ==========   ==========    ========    ========     ==========


See accompanying notes to consolidated financial statements.

                   HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows

                                              Nine Months Ended September 30,
                                                         (Unaudited)
                                                   1997              1996
                                              -------------     -------------
Cash flows from operating activities:
  Net income                                  $   1,552,585           694,655
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                        15,000            15,000
    Depreciation and amortization                   128,121           105,952
    Amortization of goodwill                         39,375            39,375
    Income from mortgage servicing rights           (86,390)                -
    Increase (decrease) in allowance for
     uncollected interest                             8,042           (24,388)
    Net gain on sale of assets                     (679,349)          (12,695)
    (Increase) decrease in other assets            (194,854)          138,367
    Increase in accrued expenses and other
     liabilities                                    538,852           609,572
    Increase in deferred loan fees                   41,453            33,329
    Net noncash expense recorded for ESOP            34,749            46,800
                                              -------------     -------------
     Net cash provided by operating
      activities                                  1,397,584         1,645,967
                                              -------------     -------------
Cash flows from investing activities:
  Purchases of investment securities
   held to maturity                              (3,600,000)       (4,500,000)
  Proceeds from maturities/calls of
   investment securities held to maturity         4,957,142         8,005,901
  Purchase of investment securities
   available for sale                            (5,000,925)                -
  Principal collected on mortgage-backed
   securities held to maturity                      201,190           267,416
  Purchase of mortgage-backed securities
   available for sale                           (10,725,345)                -
  Origination of loans, net                      (5,251,106)       (2,703,885)
  Proceeds of sales from real estate
   acquired in settlement of loans                2,251,951            57,075
  Purchases of premises and equipment               (50,524)          (21,727)
  Purchases of mortgage servicing rights         (1,163,250)                -
                                              -------------     -------------
     Net cash provided by (used in)
      investing activities                      (18,380,867)        1,104,780
                                              -------------     -------------
Cash flows from financing activities:
  Net increase in certificates of deposit        10,695,725           (73,611)
  Net decrease in other deposits                    255,639          (364,552)
  Advances from FHLB                             10,500,000                 -
  Proceeds from note payable                              -         1,000,000
  Repayment of note payable                      (1,200,000)       (1,000,000)
  Repurchase of common stock                        (87,657)       (1,661,313)
  Cash dividends paid                              (519,761)         (491,789)
  Proceeds from issuance of common stock
   upon exercise of stock options                   238,750            29,563
                                              -------------     -------------
     Net cash provided by (used in)
      financing activities                       19,882,696        (2,561,702)
                                              -------------     -------------
Net increase in cash and cash equivalents         2,899,413           189,045
Cash and cash equivalents at beginning of
 period                                           1,326,503         2,725,084
                                              -------------     -------------
Cash and cash equivalents at end of period    $   4,225,916         2,914,129
                                              =============     =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                  $   4,499,869         3,716,204
    Income taxes                                    601,342           579,122
                                              -------------     -------------
Supplemental schedule of noncash investing
 and financing activities:
  Dividends payable                           $     175,050           156,111
                                              =============     =============

See accompanying notes to consolidated financial statements.

              HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements
                         September 30, 1997
                             (Unaudited)


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

     All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

     During 1997, the Corporation funded an additional $1,163,250 of its $3,000,000 commitment. The Corporation has funded $2,891,325 of the total commitment. The investment is accounted for under the equity method and equity earnings of $24,395 and $86,390 were recorded for the three and nine months ended September 30, 1997, respectively.

(5)  Allowance for Loan Losses
     -------------------------

     The following is a reconciliation of the allowance for loan losses for the three and nine months ended September 30, 1997 and 1996, respectively

                                              Three months               Nine months
                                           ended September 30,       ended September 30,
                                          ----------------------    ----------------------
                                            1997         1996         1997         1996
   Balance at beginning of period         $ 728,547    $ 713,547    $ 718,547    $ 703,547
         Provision for loan losses            5,000        5,000       15,000       15,000
                                          ---------    ---------    ---------    ---------
         Balance at end of period         $ 733,547      718,547    $ 733,547    $ 718,547
                                          =========    =========    =========    =========

(6)  Stock Options
     -------------

     During the nine month period ended September 30, 1997, 30,000 incentive stock options were exercised at an option price of $5.63 per share, and 14,000 non-incentive stock options were exercised at an option price of $5 per share.

(7)  Borrowings
     ----------

     In the first quarter of 1997, the Corporation obtained $10,500,000 in advances from the Federal Home Loan Bank of Atlanta. The term of the loan is two years, with interest only payments monthly, at a floating rate equal to one month LIBOR.

(8)  Stock Repurchase
     ----------------

     In May of 1997, the Corporation repurchased 5,500 shares of common stock at $15.94 per share in connection with the stock repurchase program announced on August 8, 1995, which permits repurchases of up to 10% of the shares outstanding at August 8, 1995 which was 1,287,372. At September 30, 1997, the Corporation has repurchased 97,716 shares, all of which have been retired.

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Financial Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Corporation plans to adopt SFAS No. 130 in 1998 and will make the required disclosures in its consolidated financial statements.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Comparison of Operating Results for the Nine months ended
September 30, 1997 and 1996
---------------------------------------------------------

Net income for the nine months ended September 30, 1997 increased to $1,552,585, or $1.25 per share, from $694,655 or $0.57 per share, in 1996. The Corporation's net income was affected by certain non-recurring items in both the 1997 and 1996 periods. During the nine months ended September 30, 1997, the Corporation recognized a $679,000 pre-tax gain on the sale of the Waynesville Plaza Shopping Center which the Corporation has been holding as real estate acquired in settlement of loans. By contrast, during the nine months ended September 30, 1996, the Corporation recognized a one-time $720,000 pre-tax expense for its portion of a special assessment imposed by the FDIC to recapitalize the Savings Association Insurance Fund ("SAIF"). Factoring out these non-recurring items, the Corporation's net income would have declined between the periods as improvements in other income and expense were not sufficient to offset a decline in net interest income. The Corporation's net interest income has narrowed during the current fiscal year as interest expense has grown faster than interest income.

Total interest income in 1997 was $7,963,607, a $575,606, or 8%, increase from the same period in 1996. The primary reason for the change was an increase in the balance of average interest earning assets of approximately $8.5 million. This is due to the purchase of approximately $14.7 million in investment and mortgage-backed securities available for sale during the first quarter 1997. In addition, the average yield on interest earning assets increased 9 basis points to 7.74% for the nine months ended September 30, 1997 as compared to 7.65% for the same period in 1996. This is mainly because of the increase in average yield on the investment portfolio from 5.42% for the nine months ended September 30, 1996 to 6.32% for the same period in 1997 due to the investment purchases described above.

Interest expense in 1997 increased from 1996 by $796,461, or 22%, mainly due to an increase in the average balance of interest bearing liabilities of $13.5 million. The increase is due to the Corporation borrowing $10.5 million in advances from the Federal Home Loan Bank of Atlanta ("FHLB") during the first quarter of 1997. In addition, the rate paid on interest bearing liabilities increased 39 basis points between periods.

The overall net effect of these changes was a $220,855 decrease in net interest income and a decrease in the interest rate spread between interest earning assets and interest bearing liabilities from 3.16% in 1996 to 2.86% in 1997.

Comparative yields, costs and spreads for the respective periods are as follows:

                                                Nine months                  Twelve Months
                                                    ended           At            ended
                                               September 30,   September 30,  December 31,
                                               1997     1996       1997          1996
                                               ----     ----       ----          ----
Average yield on interest earning assets       7.74%    7.65%      7.68%         7.81%
Average rate on interest bearing liabilities   4.88     4.49       5.28          4.56
                                               ----     ----       ----          ----
  Asset/liability spread                       2.86%    3.16%      2.40%         3.25%
                                               ====     ====       ====          ====
  Net interest margin                          3.37%    3.84%      2.98%         3.83%
                                               ====     ====       ====          ====

Other income increased $758,488 or 141%, in 1997 compared to the same period in 1996 primarily as a result of the sale of the Waynesville Plaza Shopping Center which caused real estate operations, net to increase $629,101 between the periods. Total proceeds from the sale were approximately $2,252,000 which the Corporation intends to invest in loans and other investments. As a result of the sale, the Corporation will no longer receive rental and other income attributable to its operation of the shopping center. In addition, the Corporation recognized equity earnings of $86,390 on its limited partnership investment in mortgage servicing rights compared to no such earnings during the 1996 period.
Such equity earnings is included in other income in the accompanying consolidated statement of income. General and administrative expenses decreased $779,797, or 24.7%, in 1997 compared to 1996. The decrease is mainly a result of the non-recurring expense recognized during the third quarter of 1996 in connection with the SAIF special assessment and the lower assessment rate for insurance of deposits thereafter.

As a result of these and other factors, income before income taxes increased $1,317,430, or 124%, in 1997 versus 1996.
Income tax expense of $824,500 during the period resulted in an effective income tax rate of 34.7% compared to 34.4% in 1996.

Comparison of Operating Results for the Three Months Ended
September 30, 1997 and 1996
----------------------------------------------------------

Net income for the three months ended September 30, 1997 increased to $826,709 or $.66 per share, from a loss of ($12,763), or ($.01) per share, for the same period in 1996.
The increase in net income was partially due to a non-recurring $720,000 pre-tax expense recognized during the third quarter of
1996 in connection with the SAIF special assessment.   Also
contributing to the increase was a pre-tax gain of approximately $679,000 on the sale of real estate acquired in the settlement of loans. Factoring out these non-recurring items, the Corporation's net income would have declined between the periods due to declines in net interest income and other income and an increase in other expense.

Total interest income for the three months ended September 30, 1997 was $2,761,664 a $327,767, or 13.5% increase from the same period in 1996. The primary reason for the change was an increase in the balance of average interest earning assets of approximately $15 million. This is due to the purchase of approximately $14.7 million in investment and mortgage-backed securities available for sale during the first quarter of 1997. In addition, the average yield on interest earning assets increased 14 basis points from 7.58% for the three months ended September 30, 1996 to 7.72% for the same period in 1997. This is mainly due to an increase in the average yield on the investment portfolio between periods due to the investment purchases described above.

Interest expense for the three months ended September 30, 1997 was $1,609,959 a $452,811 or 39% increase from the same period in 1996 due primarily to an increase in the average balance of interest bearing liabilities of $19 million, or 17%. The average rate paid on interest bearing liabilities increased from 4.23% for the three months ended September 30, 1996 to 5.0% for the same period in 1997.

The overall net effect of these changes was an $125,044 decrease in net interest income and a decrease in the interest rate spread between interest earning assets and interest bearing liabilities from 3.35% in 1996 to 2.72% in 1997.

Other income increased $676,291 for the three months ended
September 30, 1997 compared to the same period in 1996 primarily as a result of the aforementioned gain on sale of real estate acquired in settlement of loans of $679,000.

General and administrative expenses decreased $723,725 or 48.1%, in 1997 compared to the same period in 1996. This is mainly due to the one-time assessment of SAIF-insured deposits in September 1996 and a subsequent decrease in federal and other insurance premiums as mentioned above.

As a result of these and other factors, income before income taxes increased $1,274,972 in 1997 versus 1996. Income tax expense of $391,500 during the period resulted in an effective income tax rate of 32.1%.

Comparison of Financial Condition at September 30, 1997 and
December 31, 1996
-----------------------------------------------------------

Total assets increased by $21.9 million or 16.7% from $130.9 million at December 31, 1996 to $152.8 million at September 30, 1997. The increase is mainly due to an increase in investment and mortgage-backed securities available for sale of $15.5 million. In addition, the Corporation's loan portfolio increased by approximately $5.2 million during the nine months ended September 30, 1997. Loan originations for the period were approximately $24.4 million.

Total liabilities increased by $20.7 million to $131.1 million at September 30, 1997. The increase is due to the Corporation borrowing $10.5 million in advances from the FHLB and deposit growth of approximately $10.9 million.

Stockholders' equity increased by $1,144,806 from $20.5 million at December 31, 1996 to $21.7 million at September 30, 1997. This increase is due to the exercise of 44,000 stock options which increased stockholders' equity by $239,000 and net income of $1,552,585 for the nine months. This was offset by a net unrealized loss on securities of $115,000, repurchase of stock totaling $88,000, and dividends of $.42 per share or $526,131.

Asset Quality
-------------

The Corporation's allowance for loan losses as a percentage of outstanding loans remained stable at .64% at September 30, 1997 compared to .66% at December 31, 1996. At September 30, 1997, nonperforming loans, which consist of nonaccrual loans, were $813,000 compared to $814,000 at December 31, 1996. There were no charge-offs or recoveries during the nine month periods ended September 30, 1997 and 1996. Management recorded provisions for loan losses of $15,000 for the nine month periods ended September 30, 1997 and 1996. Management remains conscious of the judgmental nature of the allowance for loan losses and the need for periodically evaluating the risk inherent in the loan portfolio.

Real estate acquired in settlement of loans declined $1,572,602, or 88%, to $217,585 as the result of the sale of the Waynesville
Plaza Shopping Center.

Liquidity
---------

The Corporation's asset-liability management policy is to maintain and enhance the net interest income and provide adequate liquidity to meet continuing loan demand, withdrawal requirements, and pay for normal operating expenses. Liquidity is primarily provided by the ability to attract deposits, maturities in the investment portfolio, loan repayments, and current earnings.

At September 30, 1997, the Corporation had approximately $30 million in cash, interest bearing balances in other banks, federal funds sold, investment securities and mortgage-backed securities. Management believes that the level of liquidity at September 30, 1997, is adequate and in compliance with regulatory requirements.

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

Capital Resources
-----------------

As a North Carolina-charted savings bank, Haywood Savings is subject to the capital requirements of the FDIC and the N.C. Administrator of Savings Institutions ("the Administrator").
The FDIC requires Haywood Savings to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be well-capitalized, the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to Haywood Savings is the allowance for loan losses. Risk-weighted assets reflect Haywood Savings' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. Haywood Savings is also subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3%, and a ratio of 5% to be "well capitalized." The Administrator requires a net worth equal to at least 5% of assets. At September 30, 1997, Haywood Savings was in compliance with all of the aforementioned capital requirements. The Corporation must also comply with FRB capital requirements which are substantially the same as the FDIC's requirements for Haywood Savings.

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

PART II.  OTHER INFORMATION


ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits. The following exhibits are being filed with the report.

        Exhibit
        Number           Description
        -------          -----------

          27             Financial Data Schedule (EDGAR only)

        (b)  Reports on Form 8-K.  During the quarter ended
             September 30, 1997, the Registrant did not file any reports on Form 8-K.

                         SIGNATURES
                         ----------


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAYWOOD BANCSHARES, INC.
                               (Registrant)


Date: November 14, 1997        By: /s/Larry R. Ammons
                               ----------------------
                               Larry R. Ammons
                               (President and Principal
                                Executive Officer)
                               (Duly Authorized Representative)




Date: November 14, 1997        By: /s/Jack T. Nichols
                               ----------------------
                               Jack T. Nichols
                               (Principal Financial Officer
                               and Principal Accounting Officer)