Form 10-K405
period 1997-12-31
HAYWOOD BANCSHARES INC
filed 1998-03-25
CIK 940941

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to _______________

                          Commission File No. 1-11819

                           HAYWOOD BANCSHARES, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        NORTH CAROLINA                                          56-1918006
--------------------------------                          ---------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

370 NORTH MAIN STREET, WAYNESVILLE, NORTH CAROLINA                28786
--------------------------------------------------       -----------------------
         (ADDRESS OF PRINCIPAL OFFICE)                          (ZIP CODE)

      Registrant's telephone number, including area code:  (828) 456-9092
                                                           --------------

             Securities registered under Section 12(b) of the Act:

           Title of Class                   Name of Exchange on Which Registered
           --------------                   ------------------------------------
COMMON STOCK, PAR VALUE $1.00 PER SHARE             AMERICAN STOCK EXCHANGE


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sale price of $22.50 on March 20, 1998 on the American Stock Exchange, the aggregate market value of the voting stock held by nonaffiliates of the registrant, at March 20, 1998, was $20,670,840 million (918,704 shares at $22.50 per share). Solely for purposes of this computation, it is assumed that directors, officers and 5% stockholders are affiliates.

As of March 20, 1998, there were issued and outstanding 1,250,356 shares of the Registrant's common stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)

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

          The principal executive offices of the Company are located at 370 North Main Street, Waynesville, North Carolina 28786 and its main telephone number is (828) 456-9092.

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

          In 1982, the Bank acquired Cherokee Savings and Loan Association in a transaction accounted for as a purchase. At the time of the acquisition, Cherokee Savings and Loan Association had approximately $6 million in assets and one office in Murphy, North Carolina. As a result of the acquisition, Haywood Savings had $727,530 in goodwill on its balance sheet as of December 31, 1997, which is being amortized over a remaining period of approximately 14 years at a rate of $52,500 per year.

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

     At December 31, 1997, the Bank's net loan portfolio totaled $114.2 million representing 74% of its total assets. On that date, 84.06% of gross outstanding loans consisted of loans secured by first mortgages on residential real estate. The balance of the Bank's loan portfolio consisted of commercial real estate loans, construction loans, home improvement loans, home equity lines of credit and loans secured by deposit accounts.

     LOAN PORTFOLIO ANALYSIS. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated. Other than as disclosed below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 1997.


                                                                       AT DECEMBER 31,
                                       --------------------------------------------------------------------------------
                                                   1997                         1996                      1995
                                       ---------------------------  ---------------------------  ----------------------
                                             $             %              $             %              $           %
                                       -------------  ------------  -------------  ------------  -------------  -------
TYPE OF LOAN:
Conventional real estate loans
 Interim construction loans..........  $  6,953,200          5.87%  $  6,729,300          5.92%  $  5,410,011     5.01%
 Loans on existing property(1).......   107,835,389         91.02    103,312,198         90.87     99,243,092    91.96
 Participation loans purchased.......       478,240          0.40        417,329          0.37        334,323     0.31
Loans secured by deposit accounts....       580,639          0.49        701,428          0.61        609,025     0.57
Home improvement loans...............       164,827          0.14        145,651          0.13        178,818     0.17
Home equity lines of credit..........     2,467,831          2.08      2,388,470          2.10      2,141,833     1.98
                                       ------------   -----------   ------------   -----------   ------------   ------
                                        118,480,126        100.00%   113,694,376        100.00%   107,917,102   100.00%
                                       ============                 ============                 ============
Less:
 Loans in process....................    (3,049,214)                  (3,142,363)                  (2,663,256)
 Allowance for loan losses...........      (738,547)                    (718,547)                    (703,547)
 Allowance for uncollected interest..       (34,537)                     (37,375)                     (88,389)
 Deferred loan fees..................      (507,472)                    (451,685)                    (394,755)
 Discounts on loans acquired
  through merger.....................            --                           --                      (48,244)
                                       ------------                 ------------                 ------------
   Total.............................  $114,150,356                 $109,344,406                 $104,018,911
                                       ============                 ============                 ============

TYPE OF SECURITY:
Residential real estate..............  $ 99,597,227         84.06%  $ 97,343,634         85.62%  $ 94,485,440    87.55%
Commercial real estate...............    15,669,602         13.23     13,115,193         11.54     10,501,986     9.73
Deposit accounts.....................       580,639          0.49        701,428          0.61        609,025     0.57
Other................................     2,632,658          2.22      2,534,121          2.23      2,320,651     2.15
                                       ------------   -----------   ------------   -----------   ------------   ------
   Total.............................   118,480,126        100.00%   113,694,376        100.00%   107,917,102   100.00%
                                                      ===========                  ===========                  ======

Less:
 Loans in process....................    (3,049,214)                  (3,142,363)                  (2,663,256)
 Allowance for loan losses...........      (738,547)                    (718,547)                    (703,547)
 Allowance for uncollected interest..       (34,537)                     (37,375)                     (88,389)
 Deferred loan fees..................      (507,472)                    (451,685)                    (394,755)
 Discounts on loans acquired
  through merger.....................            --                           --                      (48,244)
                                       ------------                 ------------                 ------------
   Total.............................  $114,150,356                 $109,344,406                 $104,018,911
                                       ============                 ============                 ============

-------------------------

(1)  Includes construction loans converted to permanent loans.

     LOAN MATURITY SCHEDULE AND RATE SENSITIVITY. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                 DUE      DUE WITHIN       DUE
                               WITHIN       ONE TO        AFTER
                              ONE YEAR    FIVE YEARS   FIVE YEARS      TOTAL
                             -----------  -----------  -----------  ------------

Real estate loans..........  $ 5,420,915  $24,797,021  $65,058,749  $ 95,276,685
Construction loans (1).....    3,903,986           --           --     3,093,986
Commercial loans...........      846,200    4,077,300   10,746,102    15,669,602
Loans secured by deposits..      580,639           --           --       580,639
                             -----------  -----------  -----------  ------------
                             $10,751,740  $28,874,321  $75,804,851  $115,430,912
                             ===========  ===========  ===========  ============
-------------------------

(1)  Amount shown net of loans in process.



     The next table sets forth the dollar amount of all loans due after one year from December 31, 1997 which have predetermined interest rates and the amount of such loans which have floating or adjustable interest rates.

                                   AMOUNT
                                ------------

Predetermined rates...........  $ 71,181,836
Adjustable or floating rates..    33,497,336
                                ------------
 Total........................  $104,679,172
                                ============


     RESIDENTIAL LENDING. The Bank offers adjustable-rate mortgage loans ("ARMs") on residential properties which generally provide for interest rate adjustments on an annual basis. The interest rates on these loans are generally tied to the National Average Contract Interest Rate for Major Lenders on Previously Occupied Homes ("National Average Index"), an index prepared by the Federal Housing Finance Board ("FHFB") with specified minimum and maximum interest rate adjustments. The Bank has not used discounted introductory rates on its ARMs and the Bank's ARMs do not provide for negative amortization. At December 31, 1997, approximately $78 million, or 68%, of Haywood Savings' mortgage loans consisted of ARMs. Most ARMs are subject to a maximum annual change in rates of two percentage points each year and a maximum interest rate from 12-15%. Fixed-rate loans are offered for a maximum term of 20 years.
These loans are originated on Federal National Mortgage Association ("FNMA")/Federal Home Loan Mortgage Corporation ("FHLMC") documentation in order to facilitate their resale in the secondary market. The Bank has also participated in loan swaps with FHLMC, swapping fixed-rate loans for FHLMC Participation Certificates which are marketable and have a lower risk-weight under the FDIC's risk-based capital regulations. See "Regulation -- Capital Requirements."

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

     CONSTRUCTION LENDING. The Bank also originates loans for the construction of single-family homes and commercial properties. These loans are originated as construction loans with a term of six months with provision for conversion of the construction loan into a permanent loan upon completion of construction. Essentially all of the Bank's construction loans convert into permanent loans. Permanent loans are made at fixed or adjustable rates, which adjust annually, and have terms not to exceed twenty years. At December 31, 1997, the Bank had $3.9 million of construction loans outstanding (net of loans in process balances).

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

     COMMERCIAL REAL ESTATE LENDING. At December 31, 1997, the Bank's commercial real estate portfolio totaled $15.7 million, or 13.23%, of the Bank's gross loan portfolio. At December 31, 1997, the Bank's largest commercial real estate loan consisted of a $1.0 million loan secured by an apartment complex in Clyde, North Carolina. The Bank does not anticipate a significant increase in
commercial real estate loan originations in the near future.   The Bank
generally requires all commercial real estate loans to have a loan-to-value ratio no greater than 80%. Commercial real estate loans are generally made with provision for annual rate adjustments and for terms not to exceed 20 years.

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

     Under North Carolina law, with certain limited exceptions, loans and extensions of credit by a savings bank to a person outstanding at one time generally shall not exceed the greater of (i) 15% of net worth and (ii) $500,000. At December 31, 1997, the largest amount lent by the Bank to one borrower was $1.8 million, which was approximately 7.9% of the Bank's stockholders' equity at that date.

     CONSUMER LENDING. The Bank's consumer loan portfolio consists of home equity lines of credit which the Bank began making in 1991, home improvement loans and loans secured by deposit accounts. The Bank does not make consumer installment loans. At December 31, 1997, consumer loans totaled $3.2 million or approximately 2.71% of the gross loan portfolio and included $580,639 in loans secured by deposit accounts in the Bank.

     Home equity loans are extended in the form of lines of credit with interest on outstanding balances indexed to the prime rate. The maximum loan term is 15 years and all outstanding indebtedness against the security property may not exceed 80% of appraised value. Home equity loans are initially being marketed to existing mortgage customers. As of December 31, 1997, $2.5 million in home equity loans were outstanding, which was approximately 2.08% of the loan portfolio.

     LOAN SOLICITATION AND PROCESSING. The Bank actively solicits mortgage loan applications from existing customers, local real estate agents, builders, real estate developers, and various other persons. Upon receipt of a loan application from a prospective borrower, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. This information may be further verified by personal contacts with other reference sources. An appraisal of the real estate intended to secure the proposed loan is undertaken by a staff appraiser who is accompanied by a member of the Board of Directors. As soon as the required information has been obtained and the appraisal completed, the loan is submitted to a loan committee, composed of Directors Ammons, Burgin and Stovall and seven alternates, which has the authority to approve loans up to $150,000, with all loans in excess of that amount being subject to approval by the full Board of Directors. All borrowers are required to obtain fire and casualty insurance in an amount equal to the value of the structures located on the property.

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

     The Bank may in the future become more active in the secondary mortgage market through the sale of loans. At December 31, 1997, the Bank was servicing loans for others aggregating $283,000.

     A portion of the Bank's loan originations consists of construction loans. For the years ended December 31, 1995, 1996 and 1997, the Bank originated construction loans in the amount of $6.0 million, $6.0 million and $9.0 million, respectively. The majority of the construction loans are for the construction of residential real estate and are made on an adjustable-rate basis.


                                                     AT DECEMBER 31,
                                          --------------------------------------
                                             1997          1996         1995
                                          -----------  ------------  -----------
Loans originated:
  Conventional real estate loans:
    Construction loans..................  $ 9,054,250  $ 5,986,844   $ 6,004,522
    (Increase) decrease in undisbursed
      loans in process..................       93,150     (479,106)      688,272
    Loans on existing property..........    5,809,775    9,946,660     6,631,240
    Loans refinanced....................    7,540,200    5,668,300     4,384,400
  Other loans...........................    8,041,350    4,466,200     5,051,400
                                          -----------  -----------   -----------
      Total loans originated (net)......  $30,538,725  $25,588,898   $22,759,834
                                          ===========  ===========   ===========


     Loan originations increased by $4.9 million, or 19.3%, during 1997 as a result of increased originations of construction loans, refinancings and other loans. These increases offset declines in loans on existing properties. Overall, the loan portfolio increased by approximately $4.8 million, or 4.40%.

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

                                                        AT DECEMBER 31,
                                                    ------------------------
                                                     1997    1996     1995
                                                    ------  -------  -------
                                                     (DOLLARS IN THOUSANDS)
Non-accrual loans.......................            $ 583   $  814   $1,285
Accruing loans which are contractually
 past due 90 days or more...............               --       --       --
                                                    -----   ------   ------

Total non-accruing loans and accruing
 loans past due 90 days or more.........            $ 583   $  814   $1,285
                                                    =====   ======   ======

Percentage of total loans...............             0.51%    0.74%    1.24%
                                                    =====   ======   ======

Other non-performing assets (1).........            $ 246   $1,790   $1,835
                                                    =====   ======   ======

-------------------------

(1) Other non-performing assets represent property acquired through foreclosure or repossession. See Note 4 of Notes to Consolidated Financial Statements for a description of the Company's accounting policies related to acquisition of such property.


     Non-accrual loans decreased by $231,000, or 28%, in 1997. Management attributes this decrease to the improving economy. Other non-performing assets declined during 1997 primarily due to the sale of the Waynesville Plaza Shopping Center which the Bank had been holding as real estate acquired in the settlement of loans since 1993 and which had a book value of $1,573,000 at the time of sale. The Company recognized a $679,000 gain on the sale of this asset for which the Bank provided financing. The remaining other non-performing assets at December 31, 1997 consists of $210,000 of commercial real estate and $36,000 of single-family residences. The commercial property consists of outparcels to the Waynesville Plaza Shopping Center and were sold during the first quarter of 1998.

     The Bank had non-accrual loans of approximately $583,000 at December 31, 1997. Had these loans performed in accordance with their contractual terms, approximately $37,000 in additional interest income would been recorded during 1997. Interest income of $22,000 was recognized in connection with nonaccrual loans during 1997.

     At December 31, 1997, there were no loans which were not classified as nonaccrual, past due 90 days or more or restructured, but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

     The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

                                                     AT DECEMBER 31,
                                             -------------------------------
                                               1997       1996       1995
                                             ---------  ---------  ---------

Balance at beginning of year...............  $718,547   $703,547   $683,547

Loans charged-off:
 Real estate:
  Residential..............................        --         --         --
  Non-residential..........................        --         --         --
  Construction.............................        --         --         --
 Consumer and other........................        --         --         --
                                             --------   --------   --------
Total charge-offs..........................        --         --         --
                                             --------   --------   --------

Recoveries:
 Real estate:
  Residential..............................        --         --         --
  Non-residential..........................        --         --         --
  Construction.............................        --         --         --
 Consumer and other........................        --         --         --
                                             --------   --------   --------
Total recoveries...........................        --         --         --
                                             --------   --------   --------

Net loans charged-off......................        --         --         --
                                             --------   --------   --------
Provision for possible loan losses.........    20,000     15,000     20,000
                                             --------   --------   --------

Balance at end of year.....................  $738,547   $718,547   $703,547
                                             ========   ========   ========

Ratio of net charge-offs to average loans
 outstanding during the fiscal year........        --%       -- %       -- %
                                             ========   ========   ========


     The following table breaks down the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                        AT DECEMBER 31,
                                      ------------------------------------------------------------------------------------
                                                  1997                         1996                       1995
                                      ---------------------------  ---------------------------  --------------------------
                                                     PERCENT OF                   PERCENT OF                   PERCENT OF
                                                    LOANS IN EACH                LOANS IN EACH               LOANS IN EACH
                                                     CATEGORY TO                  CATEGORY TO                 CATEGORY TO
                                         AMOUNT      TOTAL LOANS      AMOUNT      TOTAL LOANS      AMOUNT     TOTAL LOANS
                                      -------------  ------------  -------------  ------------  -----------  ------------

Real estate:
  Residential.......................       $385,522        78.19%       $375,082        79.70%       $367,252       82.54%
  Non-residential...................        184,637        13.23         179,637        11.54         175,887        9.73
  Construction......................        131,461         5.87         127,901         5.92         125,231        5.01
  Equity lines of credit............         36,927         2.08          35,927         2.10          35,177        1.98
Consumer installment and other......             --         0.63              --         0.74              --        0.74
                                           --------       ------        --------       ------        --------      ------
   Total allowance for loan losses         $738,547       100.00%       $718,547       100.00%       $703,547      100.00%
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

     At December 31, 1997, the Bank had no loans considered to be impaired under Statement 114.

INVESTMENT ACTIVITIES

     INVESTMENT SECURITIES. Haywood Savings is permitted to invest in certain securities. Investment decisions are made by authorized officers of the Bank within policies established by the Bank's Board of Directors. At December 31, 1997, the Bank's investment securities portfolio had a net book value of $27.0 million and a quoted market value of $27.1 million and consisted of United States Government agency obligations, collateralized mortgage obligations and mortgage-backed securities. Purchases of securities are funded either through the sale or maturity of other securities or from cash flow arising in the ordinary course of business. Under North Carolina law, savings banks are required to maintain cash and readily marketable investments in an amount that may be established by the Administrator of the North Carolina Savings Institution Division (the "Administrator") but which may not be less than 10% of the Bank's assets. The Bank was in compliance with the current 10% liquidity requirement at December 31, 1997.

     MORTGAGE-BACKED SECURITIES AND COLLATERALIZED MORTGAGE OBLIGATIONS. The Bank maintains a significant portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") participation or pass-through certificates. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FHLMC certificates are guaranteed by that agency only. Mortgage-backed securities generally entitle the Bank to receive a pro rata portion of the cash flows from an identified pool of mortgages. The Company has also invested in collateralized mortgage obligations ("CMOs") which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Although mortgage-backed securities generally yield less than the loans for which they are exchanged, they present substantially lower credit risk and are more liquid than the individual mortgage loans and may be used to collateralize obligations of the Bank. Because the Bank receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities which generally only pay principal at maturity.

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

     The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated.

                                                           AT DECEMBER 31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
                                                        (DOLLARS IN THOUSANDS

)Investment securities available for sale:
 U.S. government and agency securities..............  $ 5,012  $    --  $    --
 Collateralized mortgage obligations:
   FHLMC certificates...............................   10,794       --       --
                                                      -------  -------  -------
    Total investment securities available for sale..   15,806       --       --
                                                      -------  -------  -------

Investment securities held-to-maturity:
 U.S. government and agency securities..............   10,437   10,894   17,100
 Mortgage-backed securities:
  FHLMC certificates................................      520      674      801
  GNMA certificates.................................      286  $   395  $   619
                                                      -------  -------  -------
    Total investment securities held to maturity....   11,243  $11,963  $18,520
                                                      -------  -------  -------

    Total investment securities.....................  $27,049  $11,963  $18,520
                                                      =======  =======  =======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at December 31, 1997.

                                              ONE YEAR OR LESS   ONE TO FIVE YEARS    OVER TEN YEARS         TOTAL INVESTMENTS
                                            ------------------  ------------------  -----------------  ---------------------------
                                            CARRYING  AVERAGE   CARRYING  AVERAGE   CARRYING  AVERAGE   CARRYING  MARKET   AVERAGE
                                             VALUE     YIELD     VALUE     YIELD     VALUE     YIELD     VALUE     VALUE    YIELD
                                            --------  --------  --------  --------  --------  -------  --------  -------  --------
                                                                           (DOLLARS IN THOUSANDS)
Investment securities
 available for sale:
  U.S. government and
   agency
   securities.........................      $     --        --% $  5,012      6.67% $     --       --% $  5,012  $ 5,012      6.67%
  Collateralized mortgage
   obligations:
     FHLMC certificates...............            --        --        --        --    10,794     6.64    10,794   10,794      6.64
                                            --------  --------  --------  --------  --------  -------  --------  -------  --------
        Total investment
         securities
          available for
          sale........................            --        --     5,012      6.67    10,794     6.64    15,806   15,806      6.65
                                            --------  --------  --------  --------  --------  -------  --------  -------  --------

Investment securities
 held-to-maturity:
  U.S. government and
   agency
   securities.........................         2,200      5.41     8,237      7.31        --       --    10,437   10,449      6.91
  Mortgage-backed
   securities:
     FHLMC certificates...............            --        --        --        --       461     8.50       520      545      8.50
     GNMA certificates................            --        --        --        --       286     8.73       286      309      8.73
                                            --------  --------  --------  --------  --------  -------  --------  -------  --------
        Total investment
         securities
          held to maturity............         2,200      5.41     8,237      7.31       747     8.59    11,243   11,303      7.03
                                            --------  --------  --------  --------  --------  -------  --------  -------  --------

        Total investment
         securities...................      $  2,200      5.41% $ 13,249      7.07% $ 11,541     6.77% $ 27,049  $27,109      6.81%
                                            ========  ========  ========  ========  ========  =======  ========  =======  ========

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

     The classification of investment securities as held-to-maturity, trading or available for sale is determined at the date of purchase.

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

     At December 31, 1997, the Company had funded $2.9 million of its $3.0 million commitment. The investment is accounted for under the equity method and equity earnings of $135,791 have been recorded in 1997.

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

     The Bank has emphasized the attraction of one-year certificate of deposits through competitive pricing of these types of accounts. In addition, the Bank has attempted to develop and price deposit accounts in order to appeal to retirees in the Bank's market area. During fiscal year 1997, the Bank experienced an increase in certificate accounts (other than jumbo certificates) and money market deposit accounts. Management attributes the inflow in the accounts to paying above market rates in order to attract deposits to meet the loan demand.

     Deposits in the Bank at December 31, 1997 were represented by the various types of deposits described below.

AVERAGE
INTEREST     MINIMUM                                        MINIMUM                    PERCENTAGE OF
RATE          TERM                  CATEGORY                 AMOUNT       BALANCES    TOTAL DEPOSITS
---------  -----------  --------------------------------  ------------  ------------  ---------------

      --%  none         Commercial checking                       none  $   199,170             0.17%
     2.11  none         NOW accounts                              none    9,715,128             8.19
     2.36  none         Super NOW accounts                        none    1,318,304             1.11
     3.00  none         Optional savings accounts                 none   12,030,087            10.14
     5.25  none         Full-paid savings accounts                none        7,000             0.01
     3.25  none         90-day savings accounts                   none      892,263             0.75
     3.02  none         Money market deposit accounts     $      2,500    6,476,378             5.46
     3.50  none         Optional public funds                     none       37,682             0.03

                        CERTIFICATES OF DEPOSIT
                        --------------------------------

     4.89  91 day       91-day certificate                         500    3,060,915             2.58
     5.09  6 months     6-month money market certificate           500   21,422,556            18.05
     5.67  1 year       1-year certificate                         500   26,264,482            22.13
     5.80  18 months    18-month certificate                       500    4,693,117             3.95
     5.97  30 months    30-month certificate                       500    8,253,441             6.95
     5.64  18 months    IRA certificates                           500    4,803,377             4.05
     6.50  2 years      6-1/2% certificates                        500          495               --
     6.75  30 months    6-3/4% certificates                        500       15,245             0.01
     7.50  4 years      7-1/2% certificates                        500      228,603             0.19
     7.75  6 years      7-3/4% certificates                        500       23,541             0.02
     8.00  8 years      8% certificates                            500      190,711             0.16
     5.42  6 months     6-month Mini-Jumbo certificates         50,000      103,246             0.09
     5.26  12 months    12-month Mini-Jumbo certificates        50,000       23,451             0.02
     5.72  90 days      Jumbo certificates                     100,000   13,973,839            11.78
     5.97  various      Public Funds                           various       97,262             0.08
     6.42  various      Negotiated CDs                         various    3,123,104             2.63
     6.30  24 months    Negotiated CDs                         various    1,717,059             1.45
                                                                        -----------           ------
                                                                        $118,670,456          100.00%
                                                                        ============          ======

     The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.


                                                        INCREASE                                INCREASE
                                                       (DECREASE)                              (DECREASE)
                              BALANCE AT                  FROM        BALANCE AT                  FROM       BALANCE AT
                             DECEMBER 31,      %      DECEMBER 31,   DECEMBER 31,      %      DECEMBER 31,  DECEMBER 31,      %
                                 1997      DEPOSITS       1996           1996      DEPOSITS       1995          1995      DEPOSITS
                             ------------  ---------  -------------  ------------  ---------  ------------  ------------  ---------

Commercial checking........  $    199,170      0.17%   $     2,644   $    196,526      0.18%  $    74,099   $    122,427      0.11%
NOW checking accounts......     9,715,128      8.19        499,990      9,215,138      8.58       165,520      9,049,618      8.32
Super NOW checking accounts     1,318,304      1.11        394,177        924,127      0.86       (32,010)       956,137      0.88
Passbook and regular
 savings...................    12,967,032     10.93       (578,110)    13,545,142     12.62       158,685     13,386,457     12.31
Money market deposit
 accounts..................     6,476,378      5.46         (3,514)     6,479,892      6.04    (1,392,240)     7,872,132      7.24
Fixed-rate certificate
 accounts..................       458,595      0.39          7,946        450,649      0.41       (28,590)       479,239      0.44
Money market certificates..    21,422,556     18.05     (2,951,725)    24,374,281     22.71       (75,417)    24,449,698     22.48
Jumbo certificates.........    13,973,839     11.77      2,844,474     11,129,365     10.37       374,436     10,754,929      9.89
Other certificates.........    52,139,454     43.93     11,111,195     41,028,259     38.23      (664,359)    41,692,618     38.33%
                             ------------    ------    -----------   ------------    ------   -----------   ------------    ------
                             $118,670,456    100.00%   $11,327,077   $107,343,379    100.00%  $(1,419,876)  $108,763,255    100.00%
                             ============    ======    ===========   ============    ======   ===========   ============    ======

     The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                                                                   AT DECEMBER 31,
                                                        -------------------------------------
                                                            1997        1996         1995
                                                        -----------  -----------  -----------

        4.01 - 6.00%..................................  $82,695,686  $74,849,368  $76,897,245
        6.01 - 8.00%..................................    5,298,758    2,133,186      479,239
                                                        -----------  -----------  -----------
           Total......................................  $87,994,444  $76,982,554  $77,376,484
                                                        ===========  ===========  ===========


     The following table sets forth the amount and maturities of time deposits at December 31, 1997.

                                                            AMOUNT DUE
                                        --------------------------------------------------
                                         LESS THAN                   AFTER
RATE                                     ONE YEAR     1-3 YEARS     3 YEARS       TOTAL
----                                    -----------  -----------  -----------  -----------

   4.01-6.00%.......................... $63,281,000  $ 9,228,000  $10,187,000  $82,696,000
   6.01-8.00%..........................          --    4,855,000      443,000    5,298,000
                                        -----------  -----------  -----------  -----------
     Total............................. $63,281,000  $14,083,000  $10,630,000  $87,994,000
                                        ===========  ===========  ===========  ===========


     The following table sets forth the deposit account activities of the Bank for the periods indicated.

                                                                     AT DECEMBER 31,
                                                      ----------------------------------------------
                                                           1997            1996            1995
                                                      --------------  --------------  --------------

Deposits............................................  $ 141,756,284   $ 120,887,730   $ 125,409,908
Withdrawals.........................................   (134,947,031)   (125,756,781)   (130,871,005)
                                                      -------------   -------------   -------------
  Net increase (decrease) before interest credited..      6,809,253      (4,869,051)     (5,461,097)
Interest credited...................................      4,517,824       3,449,175       4,019,750
                                                      -------------   -------------   -------------
  Net increase (decrease) in deposits...............  $  11,327,077   $  (1,419,876)  $  (1,441,347)
                                                      =============   =============   =============


     The increase in the Bank's deposits during fiscal year 1997 occurred primarily in twelve-month, 18-month, negotiated certificates and jumbo certificates. Management attributes the increase to paying above market rates to attract deposits to meet loan demand.

     BORROWINGS. Savings deposits are the primary source of funds for the Bank's lending activities and other general business activities. Haywood Savings does, however, periodically use borrowed money to supplement its supply of lendable funds and for other operational purposes.

     The Bank has established a $2.0 million line of credit with First Union National Bank with an interest rate equal to First Union National Bank's prime rate. The Bank is required to pay off this line of credit at some point during each year and to leave it unused for a period of 60 days. At December 31, 1997, the Bank had no borrowings outstanding under this line of credit.

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

     In 1988, Haywood Savings purchased a small insurance agency for $36,000, now named Great Smokies Insurance Agency, Inc. The agency acts as an insurance broker for property and casualty insurance. During 1997, Great Smokies Insurance Agency earned approximately $180,000 in commissions on policies sold.

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

     The federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the Riegle-Neal Act by adopting a law which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.

     The Riegle-Neal Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Riegle-Neal Act also required the appropriate federal banking agencies to prescribe regulations which prohibited any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

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

     As of December 31, 1997, the Bank's level of Tier 1 Capital was well in excess of the minimum required by the FDIC capital regulations.

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

     Under North Carolina law, savings banks must maintain a net worth of not less than 5% of assets. In computing its compliance with this requirement, the savings bank must deduct intangible assets from both net worth and assets. In connection with the approval by the Administrator of the Bank's holding company reorganization, the Company executed a Capital Maintenance Agreement, pursuant to which the Company agreed to infuse additional capital into the Bank in the event the Bank's net worth fell below the minimum net worth requirement under North Carolina law. The Bank was in compliance with the North Carolina net worth requirement at December 31, 1997.

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

     Federal banking regulators, including the FDIC, have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its qualifying total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its Tier 1 capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 capital to adjusted total assets). Under the regulations, a savings bank that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" institution is an institution that does not meet the definition of well capitalized and has:
(i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMELS rating). An "undercapitalized institution" is an institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. For purposes of the prompt corrective action regulations, tangible equity is equivalent to Tier 1 capital plus outstanding cumulative perpetual preferred stock (and related surplus) minus all intangible assets other than certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the FDIC determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

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

     SAFETY AND SOUNDNESS STANDARDS. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. The guidelines adopted by the FDIC require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the operations of the Bank.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 1997, of $1.4 million.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts equal to 3% on the first $47.8 million of transaction accounts plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1997, the Bank met its reserve requirements.

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

     Legislation enacted in 1996 repealed the percentage of taxable income method of calculating the bad debt reserve. Savings associations, like the Bank, which had previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. The Bank has provided deferred taxes for the amount of the recapture.

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

     The Bank's income tax returns for 1994 and subsequent years are subject to final determination by the taxing authorities.

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

EMPLOYEES

     As of December 31, 1997, the Bank had 33 full-time and three part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     At December 31, 1997, the executive officers of the Company were as follows:

         NAME           AGE  POSITION
         ----           ---  --------

     Larry R. Ammons     53  President and Managing Officer
     Jack T. Nichols     57  Treasurer and Chief Financial Officer


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

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth the location of the Bank's office properties (including furniture, fixtures and equipment), as well as additional information relating to these offices at December 31, 1997. All such properties are owned by the Bank.

                                YEAR      NET BOOK
     OFFICE LOCATION         CONSTRUCTED   VALUE
     ---------------         -----------  --------

Main Office................      1974     $834,105
 370 North Main Street
 Waynesville, NC 28786

Sylva Branch...............      1981      175,717
 6 Grindstaff Cover Road
 Sylva, NC 28779

Murphy Branch..............      1984      308,991
 King and Hiwassee Street
 Murphy, NC 28906

Andrews Branch.............      1986      199,856
 Main Street
 Andrews, NC 28901


     The Bank utilizes an in-house data processing system for accounting and record-keeping purposes.

     The total net book value of all the Bank's property and equipment at December 31, 1997 was $1.6 million. For further information, see Note 5 of Notes to the Consolidated Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time the Company and/or the Bank is a party to legal proceedings in the ordinary course of business. At December 31, 1997, none of the Company or any of its subsidiaries is engaged in any legal proceedings of a material nature.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

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

                                                                   DIVIDENDS
                                                  HIGH      LOW    DECLARED
                                                ---------  ------  --------
  1997
  ----

  First Quarter                                    $18.25  $16.68     $0.14
  Second Quarter                                    17.13   15.75      0.14
  Third Quarter                                     21.68   17.06      0.14
  Fourth Quarter                                    22.50   20.50      0.15

  1996
  ----

  First Quarter                                    $17.50  $17.00     $0.13
  Second Quarter                                    17.50   17.00      0.13
  Third Quarter                                     19.25   18.25      0.13
  Fourth Quarter                                    18.75   18.25      0.14


     At December 31, 1997 there were 1,250,356 shares of common stock outstanding and 412 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following tables set forth certain information concerning the financial position and results of operations of the Company at the dates and for the periods indicted:


                                                                     DECEMBER 31,
                                                 -----------------------------------------------------
                                                   1997       1996       1995       1994       1993
                                                 ---------  ---------  ---------  ---------  ---------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
SUMMARY OF FINANCIAL CONDITION
-----------------------------------------------
Cash and cash equivalents (1)..................  $  4,195   $  1,327   $  2,725   $  1,708   $ 13,876
Investment securities - available for sale.....    15,806         --         --         --         --
Investment securities - held-to-maturity.......    11,243     11,963     18,520     23,998     19,419
Loans, net.....................................   114,150    109,344    104,019     99,879     99,980
Goodwill.......................................       728        780        832        885        937
Investment in mortgage servicing rights........     3,027      1,728         --         --         --
All other assets...............................     4,331      5,759      5,973      5,961      6,045
                                                 --------   --------   --------   --------   --------
  Total assets.................................  $153,480   $130,901   $132,069   $132,431   $140,257
                                                 ========   ========   ========   ========   ========

Deposits.......................................  $118,670   $107,343   $108,763   $110,205   $119,312
Borrowings.....................................    10,500      1,200         --         --         --
All other liabilities..........................     2,136      1,831      1,900      1,818      1,336
Stockholders' equity...........................    22,174     20,527     21,406     20,408     19,609
                                                 --------   --------   --------   --------   --------
  Total liabilities and stockholders' equity...  $153,480   $130,901   $132,069   $132,431   $140,257
                                                 ========   ========   ========   ========   ========

SUMMARY OF OPERATIONS
-----------------------------------------------
Interest income................................  $ 10,846   $  9,867   $ 10,043   $  9,479   $ 10,186
Interest expense...............................    (6,152)    (5,036)    (5,217)    (4,156)    (4,703)
                                                 --------   --------   --------   --------   --------
  Net interest income..........................     4,694      4,831      4,826      5,323      5,483

Provision for loan losses......................       (20)       (15)       (20)       (60)       (60)
                                                 --------   --------   --------   --------   --------

  Net interest income after provision for
    loan losses................................     4,674      4,816      4,806      5,263      5,423

Total other income, net (3)....................     1,426        661        512        421        295
Total general and administrative expenses (2)..    (3,058)    (3,812)    (3,144)    (2,975)    (2,783)
                                                 --------   --------   --------   --------   --------

Income before income taxes.....................     3,042      1,665      2,174      2,709      2,935
Income taxes...................................    (1,166)      (571)      (813)    (1,004)      (978)
                                                 --------   --------   --------   --------   --------
Net income.....................................  $  1,876   $  1,094   $  1,361   $  1,705   $  1,957
                                                 ========   ========   ========   ========   ========

Per share data (4):
  Net income - basic...........................     $1.52      $0.89   $   1.11   $   1.34   $   1.55
  Net income - diluted.........................      1.52       0.87       1.08       1.30       1.52
                                                 --------   --------   --------   --------   --------
  Cash dividends declared......................     $0.57      $0.53   $   0.49   $   0.45   $   0.43
                                                 ========   ========   ========   ========   ========
  Book value...................................    $17.73     $16.94   $  16.63   $  15.93   $  15.54
                                                 ========   ========   ========   ========   ========

-------------------------

(1) Includes cash on hand and in banks, interest-bearing balances in other banks, and federal funds sold.
(2) For the year ending December 31, 1997, includes a special assessment paid to the FDIC in the amount of $720,000.
(3) Includes a gain on the sale of real estate acquired in settlement of loans of $679,000 in 1997.
(4) Per share data has been restated to reflect the 2 for 1 stock split distributed in 1993 and the adoption of Statement of Financial Accounting Standards No. 128 in 1997.

KEY OPERATING RATIOS

     The table below sets forth certain performance ratios of the Company for the periods indicated.


                                                                        YEAR ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                 1997    1996    1995    1994    1993
                                                                ------  ------  ------  ------  ------
                Return on average assets (net income divided
                  by average total assets)....................   1.26%   0.83%   1.02%   1.25%   1.41%  (1)
                Return on average equity (net income divided
                  by average equity)..........................   9.12    5.43    6.49    8.50   10.38   (1)
                Equity to assets ratio (average equity
                  divided by average total assets)............  13.78   15.24   15.72   14.75   13.52
                Dividend payout ratio (dividends declared
                  per share divided by net income per share)..  37.50   59.55   44.14   33.58   27.74   (1)

-------------------------
(1) Excluding the $146,354 cumulative effect adjustment for a change in accounting principle, these ratios would be 1.30%, 9.60% and 30.07%, respectively.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

     The following table sets forth the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities as of December 31, 1997 based on their contractual terms to repricing or maturity.

                                              SIX MONTHS   OVER ONE    OVER THREE    OVER FIVE    OVER TEN       OVER
                                  LESS THAN    THROUGH     THROUGH       THROUGH     THROUGH       THROUGH      TWENTY
                                 SIX MONTHS   ONE YEAR   THREE YEARS   FIVE YEARS   TEN YEARS   TWENTY YEARS    YEARS      TOTAL
                                 -----------  ---------  ------------  -----------  ----------  -------------  --------  ---------
                                                                      (DOLLARS IN THOUSANDS)

Interest-earning assets:
 Investment securities(1)......     $ 3,058    $ 1,600      $    737     $ 12,512    $     59        $   747   $10,794   $ 29,507
 Fixed-rate residential loans..         843         73           128          411       3,907         29,348        --     34,710
 Adjustable-rate loans.........      50,578     30,143            --           --          --             --        --     80,721
                                    -------    -------      --------     --------    --------        -------   -------   --------
   Total.......................      54,479     31,816           865       12,923       3,966         30,095    10,794    144,938
                                    -------    -------      --------     --------    --------        -------   -------   --------
Interest-bearing liabilities:
 Deposits......................      55,869     37,889        14,083       10,187         443             --        --    118,471
 Borrowings....................          --         --        10,500           --          --             --        --     10,500
                                    -------    -------      --------     --------    --------        -------   -------   --------
   Total.......................     $55,869    $37,889      $ 24,583     $ 10,187    $    443        $    --   $    --   $128,971
                                    =======    =======      ========     ========    ========        =======   =======   ========

Interest sensitivity gap.......      (1,390)    (6,073)      (23,718)       2,736       3,523         30,095    10,794     15,967

Cumulative difference between
 interest-earning assets and
 interest-bearing liabilities..     $(1,390)   $(7,463)     $(31,181)    $(28,445)   $(24,922)       $(5,173)  $15,967   $ 15,967
                                    =======    =======      ========     ========    ========        =======   =======   ========

Cumulative difference between
 interest-earning assets and
 interest-bearing liabilities
 as a percent of total assets..       (0.91)%    (4.86)%      (20.32)%     (18.53)%    (16.24)%         3.37%    10.40%     10.40%
                                    =======    =======      ========     ========    ========        =======   =======   ========

-------------------------

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


                                                                    YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------------------------
                                            1997                             1996                                1995
                           -----------------------------------  ----------------------------------  -------------------------------
                                                     AVERAGE                            AVERAGE                             AVERAGE
                             AVERAGE                 YIELD/    AVERAGE                   YIELD/    AVERAGE                  YIELD/
                             BALANCE     INTEREST     COST     BALANCE      INTEREST     COST      BALANCE      INTEREST     COST
                           ------------ ----------- -------- ------------  ----------  --------  ------------  -----------  -------

Interest-earning assets:
  Loans, net...............$112,728,628 $ 9,101,733    8.07% $107,296,135  $8,760,804     8.17%  $103,045,260  $ 8,637,329  8.38%
  Investment securities....  23,089,913   1,541,134    6.67    16,142,777     940,568     5.73     22,092,107    1,217,932  5.51
  Interest-bearing
   balances in
   other banks.............     426,423      20,736    4.86       337,926      19,876     5.88        883,741       43,498  4.92
  Other interest-earning
   assets..................   2,743,162     182,657    6.66     2,228,336     145,549     6.53      2,440,440      143,986  5.90
                           ------------ -----------          ------------  ----------            ------------  -----------
     Total
      interest-earning
      assets............... 138,988,126  10,846,260    7.80   126,275,174   9,866,797     7.81    128,461,548   10,042,745  7.82
                                        -----------                        ----------                          -----------
Noninterest-earning assets.  10,189,874                         5,839,576                           4,972,233
                           ------------                      ------------                        ------------
     Total assets..........$149,178,000                      $132,114,750                        $133,433,781
                           ============                      ============                        ============

Interest-bearing
 liabilities:
  Deposits.................$115,581,893 $ 5,633,453    4.87% $110,111,811   5,018,715     4.56%  $110,238,538  $ 5,217,208  4.73%
  Other borrowed money.....   8,873,650     519,101    5.85       209,685      17,299     8.25             --           --    --
                           ------------ -----------          ------------  ----------            ------------  -----------
     Total
      interest-bearing
      liabilities.......... 124,455,543   6,152,554    4.94   110,321,496   5,036,014     4.56    110,238,538    5,217,208  4.73
                                        -----------                        ----------                          -----------
Noninterest-bearing
 liabilities...............   4,160,109                         1,661,097                           2,222,593
                           ------------                      ------------                        ------------
     Total liabilities..... 128,615,652                       111,982,593                         112,461,131
Stockholders' equity.......  20,562,348                        20,132,157                          20,972,650
                           ------------                      ------------                        ------------
     Total liabilities and
      stockholders'
       equity..............$149,178,000                      $132,114,750                        $133,433,781
                           ============                      ============                        ============

Net interest income........             $ 4,693,706                        $4,830,783                          $ 4,825,537
                                        ===========                        ==========                          ===========

Interest rate spread.......                            2.86                               3.25%                             3.09%
                                                       ====                               ====                              ====

Net interest margin........                            3.38%                              3.83%                             3.76%
                                                       ====                               ====                              ====

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


                                                           YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------
                                     1997       VS.        1996         1996        VS.        1995
                                  ---------------------------------  ----------------------------------
                                          INCREASE (DECREASE)               INCREASE (DECREASE)
                                  ---------------------------------  ----------------------------------
                                     RATE      VOLUME      TOTAL        RATE       VOLUME     TOTAL
                                  ----------  --------  -----------  ----------  --------  ------------
                                                              (IN THOUSANDS)
Interest income:
 Loans..........................  $(100,166)  $441,095  $  340,929   $(229,452)  $ 325,175    $  95,723
 Investment securities..........    186,411    414,155     600,566      39,631    (289,243)    (249,612)
 Interest-bearing balances in
   other banks..................     (3,894)     4,754         860       5,862     (29,484)     (23,622)
 Other interest-earning assets..      3,154     33,954      37,108      14,747     (13,184)       1,563
                                  ---------   --------  ----------   ---------   ---------    ---------
    Total interest income.......     85,505    893,958     979,463    (169,212)     (6,736)    (175,948)

Interest expense:
 Deposits.......................    356,773    257,965     614,738    (192,607)     (5,886)    (198,493)
 Borrowings.....................   (112,337)   614,139     501,802       8,649       8,650       17,299
                                  ---------   --------  ----------   ---------   ---------    ---------
  Total interest expense........    244,436    872,104   1,116,540    (183,958)      2,764     (181,194)
                                  ---------   --------  ----------   ---------   ---------    ---------
Net interest income.............  $(158,931)  $ 21,854  $ (137,077)  $  14,746   $  (9,500)   $   5,246
                                  =========   ========  ==========   =========   =========    =========

GENERAL

     The Company realized net earnings in 1997 of $1,875,518, or $1.52 basic net income per share, resulting in a return of 1.26% on average assets and 9.12% on average equity. Net income for 1996 was $1,093,796, or $0.89 basic net income per share, which resulted in a return of 0.83% on average assets and 5.43% on average equity.

     During 1997, the Company remained focused on single family residential lending in its primary market area and, generally, has limited its commercial real estate lending. The Company does not make installment consumer loans and, until 1991, did not originate home equity loans. This conservative lending philosophy has historically allowed the Company to avoid significant loan losses. Management uses available information such as delinquency trends, the state of the local economy, and composition and collateralization of the loan portfolio to help determine the level of allowance for loan losses.

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS 1997 VERSUS 1996

     SUMMARY. Net income for the year ended December 31, 1997 increased to $1,875,518, or $1.52 basic net income per share, from $1,093,796, or $0.89 basic net income per share, in 1996. The Company's net income was affected by certain non-recurring items in both 1997 and 1996. In 1997, the Company recognized a $679,000 pre-tax gain on the sale of the Waynesville Plaza Shopping Center which the Company has been holding as real estate acquired in settlement of loans. By contrast in 1996, the Company recognized a one-time $720,000 pre-tax expense for its portion of a special assessment imposed by the Federal Deposit Insurance Corporation ("FDIC") to recapitalize the Savings Association Insurance Fund ("SAIF"). Factoring out these non-recurring items, the Company's net income would have declined between the periods as improvements in other income and expense were not sufficient to offset a decline in net interest income. The Company's net interest income has narrowed during the current fiscal year as interest expense has grown faster than interest income.

     NET INTEREST INCOME. Total interest income in 1997 was $10,846,260, a $979,463, or 9.9%, increase from 1996. The primary reason for the change was an increase in the balance of average interest-earning assets of approximately $12.7 million. This was due to the purchase of approximately $14.7 million in investment securities available for sale comprised of U.S. government and agency securities and collateralized mortgage obligations during the first quarter of 1997. The average yield on interest-earning assets decreased slightly from 7.81% in 1996 to 7.80% in 1997. The average yield on loans receivable decreased 10 basis points to 8.07% in 1997 from 8.17% in 1996. This decline was partially offset by an increase in the average yield on investment securities from 5.73% in 1996 to 6.67% in 1997 due to the investment purchases described above.

     Total interest expense increased $1,116,540, or 22.2%, in 1997 due to increases in both the average balance of interest-bearing liabilities and the cost of funds. The average balance of interest-bearing liabilities increased from $110.3 million in 1996 to $124.4 million in 1997 and the cost of funds increased from 4.56% in 1996 to 4.94% in 1997. The increase in the average balance is mainly due to the Company borrowing $10.5 million in advances from the Federal Home Loan Bank of Atlanta ("FHLB") during the first quarter of 1997. In addition, average deposits increased approximately $5.5 million. The increased in the cost of funds is due to the rates paid on FHLB advances and an increase in rates on certificate of deposit accounts due to competitive pressures in the marketplace.

     The overall net effect of these changes was a $137,077, or 2.84%, decrease in net interest income in 1997 compared to 1996. The interest rate spread decreased to 2.86% in 1997 from 3.25% in 1996. Net interest income as a percentage of average interest-earning assets was 3.38% in 1997 compared to 3.83% in 1996.

     PROVISION FOR LOAN LOSSES. During 1997 and 1996, management recorded provisions for loan losses of $20,000 and $15,000, respectively. The increase in the provision for loan losses in 1997 was due to the growth in the Company's loan portfolio.

     OTHER INCOME. Other income increased $765,555, or 115.9%, in 1997 compared to the same period in 1996 primarily as a result of the sale of the Waynesville Plaza Shopping Center for a gain of approximately $679,000. As a result of the sale, the Company will no longer receive rental and other income attributable to its operation of the shopping center. In addition, the Company recognized equity earnings of $136,000 on its limited partnership investment in mortgage servicing rights compared to no such earnings during 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $753,744, or 19.8%. The decrease is primarily due to a one-time cost of approximately $720,000 pre-tax pertaining to a special assessment by the FDIC on all SAIF-insured financial institutions to recapitalize the SAIF, which was recorded in 1996. Federal and other insurance premiums decreased $844,421 to $85,876 in 1997 as a result of this special assessment in the prior year. As a result of the recapitalization of the SAIF, the FDIC reduced Haywood's Savings' annual assessment rate for deposit insurance from 0.23% of insured deposits to zero effective October 1, 1996 and Haywood Savings received a refund in 1996 of a previously paid deposit insurance premium of approximately $63,000. Until December 31, 1999, however, Haywood Savings and all other SAIF insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts.

     INCOME TAXES. The Company's effective income tax rate was 38.3% in 1997 compared to 34.3% in 1996. The increase in the effective tax rate is due in part to an increase in state income taxes due to a decrease in the level of investment securities that are exempt for state tax purposes.

COMPARISON OF OPERATING RESULTS 1996 VERSUS 1995

     Net income was $1,093,796, or $.89 basic net income per share, in 1996 compared to net income of $1,361,098, or $1.11 basic net income per share, in 1995 which represents a 19.6% decrease. The decline in net income during 1996 was attributable to a one-time special assessment which Haywood Savings, like all institutions with SAIF-assessable deposits, was required to pay during the third quarter to recapitalize the SAIF of the FDIC. Haywood Savings' special assessment resulted in a pre-tax reduction in earnings of $720,000.

     Total interest income decreased $175,948, or 1.75%, to $9,866,797 in 1996 from $10,042,745 in 1995. The decrease in interest income is principally due to a decrease in investment securities interest income of $277,364, which is attributable to a decrease in average volume of approximately $6 million. As investment securities matured during 1996, the proceeds were used in part to fund the Company's loan growth.

     Also contributing to the decrease in interest income is a decrease in the average interest earned on loans of 21 basis points from 8.38% in 1995 to 8.17% in 1996. This was partially offset by an increase in the average volume of $4.3 million.

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

     Other income increased $148,096, or 28.9%, in 1996, primarily as a result of an increase in net real estate operations, which relates to net rental income from a significant piece of real estate owned, Waynesville Plaza Shopping Center.

     General and administrative expenses increased $667,731, or 21.2%. The increase is primarily due to a one-time cost of approximately $720,000 pertaining to a special assessment by the FDIC on all SAIF insured financial institutions to recapitalize the SAIF. Federal and other insurance premiums increased $664,074 to $930,297 as a result of this special assessment. As a result of the recapitalization of the SAIF, the FDIC reduced Haywood Savings' annual assessment rate for deposit insurance from 0.23% of insured deposits to zero effective October 1, 1996 and Haywood Savings received a refund of a previously paid deposit insurance premium of approximately $63,000 in December 1996.

     The Company's effective income tax rate was 34.3% in 1996 compared to 37.4% in 1995.

ASSET QUALITY

     At December 31, 1997, the Company had approximately $583,000 of loans in nonaccrual status as compared to $814,000 at December 31, 1996. At December 31, 1997 and 1996, the Bank had no loans that were considered to be impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." There were no loans contractually past due 90 days or more and still accruing at December 31, 1997 and 1996. In the opinion of Management, there are no other loans which cause management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms which could result in becoming classified as problem assets. The Company's year-end allowance for loan losses was $738,547, or 0.64%, of outstanding loans. This compares to 0.65% and 0.67% for 1996 and 1995, respectively. Management remains conscious of the judgmental nature of the allowance for loan losses and the need for continuous evaluation of the risk inherent in the loan portfolio.

     The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy of the allowance for loan losses and the related provision are based upon management's evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrower, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes that the allowance for loan losses is adequate. While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     As December 31, 1997, the Company had real estate acquired in settlement of loans of approximately $246,000 as compared to $1,790,000 at December 31, 1996. During 1997, the Company sold the Waynesville Plaza Shopping Center, with a book value of approximately $1,573,000 for a gain of approximately $679,000. Real estate acquired in settlement of loans consists of commercial real estate and single-family residences of approximately $210,000 and $36,000, respectively, at December 31, 1997. The remaining commercial real estate consists of outparcels to the Waynesville Plaza Shopping Center, which were sold during the first quarter of 1998.

YEAR 2000 PLANNING

     The Company has been assessing possible effects of the Year 2000 problem in connection with its technology investments and operations. Management believes that the Company has limited exposure and expects the cost of addressing the Year 2000 issues to be approximately $80,000. As part of its assessment, the Company has contacted its primary vendors to evaluate Year 2000 compliance. The Year 2000 problem creates risk for the Company from unforeseen problems in its own computer systems and from third parties. Such failures of the Company and/or third parties' computer systems could have a material impact on the Company's ability to conduct business.

LIQUIDITY AND ASSET LIABILITY MANAGEMENT

     The Company's asset-liability management policy is to maintain and enhance the net interest income and provide adequate liquidity to meet continuing loan demand, withdrawal requirements, and pay for normal operating expenses. Liquidity is provided by the ability to attract deposits, short-term investment strategy, loan repayments, and current earnings.

     At December 31, 1997, the Company had approximately $31.2 million in cash, interest-bearing balances in other banks, federal funds sold, and investment securities. Management believes that the level of liquidity at December 31, 1997 is adequate and in compliance with regulatory requirements.

     A primary objective in interest rate management is the avoidance of wide fluctuations in net interest income due to interest rate movements. Management conducts, on a regular basis, various analyses to determine the gap representing the difference between repricing assets and repricing liabilities. At December 31, 1997, the Company's balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. At December 31, 1997 total rate sensitive liabilities within one year were $93.8 million compared to rate sensitive assets of $86.3 million for a cumulative gap of $7.5 million. It should be noted that interest-sensitivity of the balance sheet as of a specific date is not necessarily indicative of the Company's position on other dates.

COMMITTED RESOURCES

     The Company had loan commitments, including undisbursed proceeds on loans in process and preapproved but unused lines of credit for home equity loans, of approximately $6,558,000 outstanding at December 31, 1997. Of this amount, $3,350,600 represent adjustable rate commitments and $3,207,400 represent fixed rate commitments. These commitments were primarily for construction and conventional residential lending and will be funded primarily from loan principal repayments and other normal sources of liquidity.

CAPITAL RESOURCES

     As a North Carolina-chartered savings bank, Haywood Savings is subject to the capital requirements of the FDIC and the N.C. Administrator of Savings Institutions ("the Administrator"). The FDIC requires Haywood Savings to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be "well capitalized," the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to Haywood Savings is the allowance for loan losses. Risk-weighted assets reflect Haywood Savings' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. Haywood Savings is also subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3%, and a ratio of 5% to be "well capitalized." The Administrator requires a net worth equal to at least 5% of assets. At December 31, 1997, Haywood Savings was in compliance with the capital requirements of both the FDIC and the Administrator and is deemed to be "well capitalized."

ACCOUNTING CHANGES

     Certain new and proposed accounting standards which have affected or could affect the consolidated financial statements of the Company are discussed in
Note 1 to the Consolidated Financial Statements.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosures of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. Specifically, SFAS No. 129 requires all entities to provide the capital structure disclosures previously required by APB Opinion No. 15. Companies that were exempt from the provisions of APB Opinion No. 15 will now need to make those disclosures. The Corporation adopted SFAS No. 129 in 1997 without any impact on its consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expense, gains and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position.
SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Corporation plans to adopt SFAS No. 130 in 1998 and will make the required disclosures in its consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 131 establishes standards for the way that public businesses report information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997 and in the initial year of application, comparative information for earlier years is to be restated. The Corporation plans to adopt SFAS No. 131 in 1998 without any significant impact on its consolidated financial statements.

EFFECTS OF INFLATION

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     This item is not applicable to the Registrant which qualifies as a "small business issuer."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   OF HAYWOOD BANCSHARES, INC. AND SUBSIDIARY


Independent Auditors' Report                                                   41

Consolidated Statements of Financial Condition as of December 31, 1997
     and 1996                                                                  42

Consolidated Statements of Income for the years ended December 31, 1997,
     1996 and 1995                                                             43

Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1997, 1996 and 1995                                          44

Consolidated Statements of Cash Flows for the years ended December 31,
     1996, 1996 and 1995                                                       45

Notes to Consolidated Financial Statements for the years ended December 31,
     1997, 1996 and 1995                                                       47


                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
Haywood Bancshares, Inc.
Waynesville, North Carolina:


We have audited the consolidated statements of financial condition of Haywood Bancshares, Inc. and subsidiary (the Corporation) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Haywood Bancshares, Inc. and subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                    KPMG Peat Marwick LLP

Charlotte, North Carolina
February 6, 1998

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                           December 31, 1997 and 1996

                                  Assets                                        1997           1996
                                  ------                                    -------------  ------------
Cash on hand and in banks                                                   $  1,736,787     1,029,850
Interest-bearing balances in other banks                                         418,967       143,806
Federal funds sold                                                             2,039,247       152,847
Investment securities (note 2):
 Available for sale (cost of $15,719,503 at December 31, 1997)                15,805,611            --
 Held-to-maturity (market value of $11,303,051 and $11,862,984 at
  December 31, 1997 and 1996, respectively)                                   11,242,929    11,963,422
Loans (net of allowance for loan losses of $738,547 and $718,547
 at December 31, 1997 and 1996, respectively) (note 3)                       114,150,356   109,344,406
Real estate acquired in settlement of loans (note 4)                             246,078     1,790,187
Federal Home Loan Bank stock, at cost                                          1,427,300     1,427,300
Premises and equipment (note 5)                                                1,551,510     1,660,387
Investment in mortgage servicing rights (note 6)                               3,027,116     1,728,075
Goodwill                                                                         727,530       780,030
Other assets (note 7)                                                          1,106,143       881,054
                                                                            ------------   -----------
       Total assets                                                         $153,479,574   130,901,364
                                                                            ============   ===========
                  Liabilities and Stockholders' Equity
                  ------------------------------------
Deposit accounts:
 Noninterest-bearing                                                        $    199,170       196,526
 Interest-bearing, including $13,973,839 in 1997 and $11,129,365
  in 1996 of time deposits for $100,000 or more                              118,471,286   107,146,853
                                                                            ------------   -----------
       Total deposits                                                        118,670,456   107,343,379
Note payable (note 13)                                                                --     1,200,000
FHLB advances (note 14)                                                       10,500,000            --
Accrued expenses and other liabilities (notes 7 and 8)                         2,135,586     1,831,091
                                                                            ------------   -----------
       Total liabilities                                                     131,306,042   110,374,470
                                                                            ------------   -----------
Stockholders' equity (notes 10, 11 and 12):
 Serial preferred stock, $1.00 par value, 5,000,000 shares authorized;
  no shares issued or outstanding                                                     --            --
 Common stock, $1.00 par value, 10,000,000 shares authorized;
  issued and outstanding 1,250,356 shares in 1997 and 1,211,856
  shares in 1996                                                               1,250,356     1,211,856
 Additional paid-in capital                                                    3,437,275     3,218,006
 Retained income, substantially restricted                                    17,487,686    16,298,440
 Unrealized gain on investment securities available for sale, net of tax          56,831            --
 Less obligation in connection with funds used to acquire common
  shares by ESOP                                                                 (58,616)     (201,408)
                                                                            ------------   -----------
       Total stockholders' equity                                             22,173,532    20,526,894
Commitments (note 3)
                                                                            ------------   -----------
                                                                            $153,479,574   130,901,364
                                                                            ============   ===========

See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                 Years ended December 31, 1997, 1996, and 1995

                                                          1997        1996        1995
                                                       -----------  ---------  ----------
Interest income:
 Loans                                                 $ 9,101,733  8,760,804   8,637,329
 Investment securities                                   1,541,134    940,568   1,217,932
 Interest-bearing balances in other banks                   20,736     19,876      43,498
 Federal funds sold                                         79,178     35,948      34,352
 Other                                                     103,479    109,601     109,634
                                                       -----------  ---------  ----------
     Total interest income                              10,846,260  9,866,797  10,042,745
                                                       -----------  ---------  ----------
Interest expense:
 Deposits, including $577,599 in 1997, $434,257 in
  1996, and $601,633 in 1995 on time deposits for
  $100,000 or more                                       5,633,453  5,018,715   5,213,993
 FHLB advances (note 14)                                   511,246         --          --
 Other (note 13)                                             7,855     17,299       3,215
                                                       -----------  ---------  ----------
     Total interest expense                              6,152,554  5,036,014   5,217,208
                                                       -----------  ---------  ----------
     Net interest income                                 4,693,706  4,830,783   4,825,537
Provision for loan losses (note 3)                          20,000     15,000      20,000
                                                       -----------  ---------  ----------
     Net interest income after provision for loan
      losses                                             4,673,706  4,815,783   4,805,537
                                                       -----------  ---------  ----------
Other income:
 Insurance income, net                                     179,901    168,063     128,696
 Rental income                                              49,132     50,835      55,654
 Service charges on deposits                                70,818     66,064      55,510
 Gain on sale of real estate acquired in settlement
  of loans (note 4)                                        679,349         --          --
 Real estate operations, net (note 4)                      269,061    348,293     214,662
 Income from mortgage servicing rights                     135,791         --          --
 Other income                                               42,179     27,421      58,058
                                                       -----------  ---------  ----------
     Total other income                                  1,426,231    660,676     512,580
                                                       -----------  ---------  ----------
General and administrative expenses:
 Salaries and employee benefits (notes 8 and 12)         1,733,344  1,673,844   1,684,334
 Occupancy and equipment                                   346,302    369,390     367,033
 Federal and other insurance premiums (note 9)              85,876    930,297     266,223
 Amortization of goodwill                                   52,500     52,500      52,500
 Other expenses                                            839,897    785,632     773,842
                                                       -----------  ---------  ----------
     Total general and administrative expenses           3,057,919  3,811,663   3,143,932
                                                       -----------  ---------  ----------
     Income before income taxes                          3,042,018  1,664,796   2,174,185
Income taxes (note 7)                                    1,166,500    571,000     813,087
                                                       -----------  ---------  ----------
     Net income                                        $ 1,875,518  1,093,796   1,361,098
                                                       ===========  =========  ==========
Per share amounts (note 10):
     Net income - basic                                      $1.52        .89        1.11
                                                       ===========  =========  ==========
     Net income - diluted                                    $1.52        .87        1.08
                                                       ===========  =========  ==========

See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 1997, 1996, and 1995


                                                                                       Unrealized
                                                                                   Gain on Investment
                                                                                       Securities
                                                         Additional                Available for Sale,                   Total
                                          Common           Paid-in     Retained       Net of Income     Obligation   Stockholders'
                                           Stock           Capital      Income            Taxes           of ESOP        Equity
                                    -------------------  -----------  -----------  -------------------  -----------  --------------

Balance at December 31, 1994                $1,280,722    4,525,683   15,110,763             --           (509,133)     20,408,035
Stock options exercised                          6,650       30,756           --             --                 --          37,406
Net income                                          --           --    1,361,098             --                 --       1,361,098
Cash dividends declared on
 common stock, $.49 per share                       --           --     (630,213)            --                 --        (630,213)
Principal repayment of ESOP debt                    --           --           --             --            150,379         150,379
Release and allocation of
 ESOP shares                                        --       49,123      (16,558)            --                 --          32,565
Tax benefit on stock options                        --       46,999           --             --                 --          46,999
                                            ----------   ----------   ----------    -----------         ----------   -------------
Balance at December 31, 1995                 1,287,372    4,652,561   15,825,090             --           (358,754)     21,406,269

Stock options exercised                         16,700       70,988           --             --                 --          87,688
Repurchase of common stock                     (92,216)  (1,569,097)          --             --                 --      (1,661,313)
Net income                                          --           --    1,093,796             --                 --       1,093,796
Cash dividends declared on
 common stock, $.53 per share                       --           --     (649,222)            --                 --        (649,222)
Principal repayment of ESOP debt                    --           --           --             --            157,346         157,346
Release and allocation of ESOP
 shares                                             --       63,554      (23,443)            --                 --          40,111
Tax benefit on stock options                        --           --       52,219             --                 --          52,219
                                            ----------   ----------   ----------    -----------         ----------   -------------
Balance at December 31, 1996                 1,211,856    3,218,006   16,298,440             --           (201,408)     20,526,894

Stock options exercised                         44,000      194,750           --             --                 --         238,750
Repurchase of common stock                      (5,500)     (82,157)          --             --                 --         (87,657)
Net income                                          --           --    1,875,518             --                 --       1,875,518
Cash dividends declared on
 common stock, $.57 per share                       --           --     (713,684)            --                 --        (713,684)
Unrealized gain on securities
 available
 for sale, net of income taxes                      --           --           --         56,831                 --          56,831
Principal repayment of ESOP debt                    --           --           --             --            142,792         142,792
Release and allocation of ESOP
 shares                                             --      106,676      (39,052)            --                 --          67,624
Tax benefit on stock options                        --           --       66,464             --                 --          66,464
                                            ----------   ----------   ----------    -----------         ----------   -------------
Balance at December 31, 1997                $1,250,356    3,437,275   17,487,686         56,831            (58,616)     22,173,532
                                            ==========   ==========   ==========   ============         ==========   =============

See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1997, 1996, and 1995

                                                      1997          1996         1995
                                                  -------------  -----------  -----------
Cash flows from operating activities:
 Net income                                       $  1,875,518    1,093,796    1,361,098
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                            20,000       15,000       20,000
   Depreciation and amortization, net                  170,512      142,156      162,481
   Amortization of goodwill                             52,500       52,500       52,500
   Income from mortgage servicing rights              (135,791)          --           --
   Increase (decrease) in allowance for
     uncollected interest                                2,838      (51,014)     (55,794)
   Net gain on sale of fixed assets                     (5,439)          --           --
   Net gain on sale of real estate acquired
     in settlement of loans                           (679,349)     (12,695)      (7,849)
   Increase in other assets                           (254,366)     (81,637)     (98,266)
   Increase in accrued expenses and other
     liabilities                                       494,878      139,365      265,171
   Increase in deferred loan fees, net                  55,790       56,927       62,827
   Net noncash expense recorded for ESOP                67,624       40,111       32,565
                                                  ------------   ----------   ----------
     Net cash provided by operating
       activities                                    1,664,715    1,394,509    1,794,733
                                                  ------------   ----------   ----------
Cash flows from investing activities:
 Purchases of investment securities held to
  maturity                                          (5,400,000)  (4,800,000)  (3,700,000)
 Purchases of investment securities available
  for sale                                         (16,726,273)          --           --
 Proceeds from maturities/calls of investment
  securities available for sale                      1,000,000           --           --
 Proceeds from maturities/calls of investment
  securities held to maturity                        5,857,142   11,005,901    8,900,000
 Principal collected on investment securities
  held to maturity                                     263,351      350,384      278,463
 Origination of loans, net                          (4,913,071)  (5,298,164)  (4,182,899)
 Proceeds from sales of real estate acquired
  in settlement of loans                             2,251,951       57,075       44,937
 Capital items related to real estate acquired
  in settlement of loans                                    --           --      (83,685)
 Purchases of premises and equipment                   (65,426)     (23,710)     (13,880)
 Proceeds from sales of premises and equipment          16,000           --           --
 Purchase of mortgage servicing rights              (1,163,250)  (1,728,075)          --
 Proceeds from redemption of FHLB stock                     --       84,900           --
                                                  ------------   ----------   ----------
      Net cash provided by (used in)
       investing activities                        (18,879,576)    (351,689)   1,242,936
                                                  ------------   ----------   ----------

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                 Years ended December 31, 1997, 1996, and 1995

                                                    1997         1996         1995
                                                ------------  -----------  -----------
Cash flows from financing activities:
 Net increase (decrease) in certificates of
  deposit                                       $11,011,883     (344,420)   2,271,774
 Net increase (decrease) in other deposits          315,194   (1,075,456)  (3,713,121)
 Cash dividends paid                               (694,811)    (647,900)    (616,542)
 Proceeds from issuance of common stock
  upon exercise of stock options                    238,750       87,688       37,406
 Proceeds from note payable                              --    2,200,000           --
 Repayment of note payable                       (1,200,000)  (1,000,000)          --
 Proceeds from FHLB advances                     10,500,000           --           --
 Repurchase of common stock                         (87,657)  (1,661,313)          --
                                                -----------   ----------   ----------
     Net cash provided by (used in)
      financing activities                       20,083,359   (2,441,401)  (2,020,483)
                                                -----------   ----------   ----------
Net increase (decrease) in cash and cash
 equivalents                                      2,868,498   (1,398,581)   1,017,186
Cash and cash equivalents, beginning of year      1,326,503    2,725,084    1,707,898
                                                -----------   ----------   ----------
Cash and cash equivalents, end of year          $ 4,195,001    1,326,503    2,725,084
                                                ===========   ==========   ==========
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
   Interest                                     $ 6,156,200    5,052,824    5,200,010
   Income taxes                                   1,016,540      597,937      775,427
                                                ===========   ==========   ==========
Supplemental schedule of noncash investing
 and financing activities:
  Loans transferred to real estate acquired
   in settlement of loans                       $    28,493           --       47,278
  Dividends payable                                 187,553      168,680      167,358
                                                ===========   ==========   ==========

See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       December 31, 1997, 1996, and 1995


(1) Summary of Significant Accounting Policies
    ------------------------------------------

    The following is a description of the more significant accounting and reporting policies Haywood Bancshares, Inc. (the Corporation) and its subsidiary, Haywood Savings Bank, SSB (Haywood Savings) follow in preparing and presenting their consolidated financial statements.

    (a) Principles of Consolidation
        ---------------------------

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

        In certain instances, amounts previously reported in the 1996 and 1995 consolidated financial statements have been reclassified to present them in the format selected for 1997. Such reclassifications have no effect on the net income or retained income as previously reported.

    (c) Cash and Cash Equivalents
        -------------------------

        Cash and cash equivalents include cash on hand and in banks, interest-bearing balances in other banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

    (d) Investment Securities
        ---------------------

        Investment securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investment securities held for current resale are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Investment securities not classified either as securities held to maturity or trading securities are classified as available for sale and reported at fair value, with unrealized gains and losses (net of the related tax effect) excluded from earnings and reported as a separate component of stockholders' equity. The classification of investment securities as held to maturity, trading, or available for sale is determined at the date of purchase.

        Realized gains and losses from sales of securities are determined based upon the specific identification method. Premiums and discounts are amortized as an adjustment to yield over the remaining lives of the securities using the level-yield method.

        As a state chartered savings bank, liquidity (consisting of cash and readily marketable securities) must be at least 10% of Haywood Savings' assets. Haywood Savings was in compliance with such regulation at December 31, 1997.

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

    (h) Goodwill
        --------

        Goodwill, representing the excess cost of investment over the fair value of net assets acquired, is being amortized by charges to operations over a remaining period of approximately 14 years at December 31, 1997 using the straight-line method.

    (i) Loans
        -----

        Loans are carried at their principal amount outstanding plus any accrued interest. The Corporation provides an allowance for uncollected interest on accrued interest for loans 90 days or more past due. This allowance is a reduction of loans for financial statement reporting because such accrued interest is included in the related loan balances.

        Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118 ("SFAS No. 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. When a loan is impaired, a creditor must measure impairment based on (1) the present value of the impaired loan's expected future cash flows discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral for a collateral-dependent loan. Any measurement losses are to be recognized through additions to the allowance for loan losses. The adoption of SFAS No. 114 required no increase to the allowance for loan losses and has had no impact on net income.

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

    (l) Net Income Per Share
        --------------------

        The Corporation adopted the provisions for SFAS No. 128, "Earnings per Share," during 1997. The Statement establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In accordance with SFAS No. 128, all prior period EPS data has been restated.

    (m) Stock Options
        -------------

        On January 1, 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires either the (i) fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of income as of the date of grant of awards related to such plans, or (ii) the impact of such fair value on net income and earnings per share be disclosed on a pro forma basis on a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"). The Corporation has elected to continue to apply the provisions of APB Opinion 25.

(2)     Investment Securities
        ---------------------

   The following is a summary of the investment securities portfolios by major classification:

                                                            December 31, 1997
                                             -----------------------------------------------
                                                            Gross       Gross     Estimated
                                                         Unrealized   Unrealized    Market
                                             Book Value     Gains       Losses      Value
                                             -----------  ----------  ----------  ----------
Investment securities available for sale:
 U.S. government and agency securities       $ 5,000,574      11,458       (234)   5,011,798
 Collateralized mortgage obligations:
  FHLMC certificates, at variable rates,
   maturing from 2023 to 2024                 10,718,929      75,013       (129)  10,793,813
                                             -----------      ------   --------   ----------
    Total investment securities available
     for sale                                $15,719,503      86,471       (363)  15,805,611
                                             ===========      ======   ========   ==========

Investment securities held-to-maturity:
 U.S. government and agency securities       $10,436,957      25,263    (13,010)  10,449,210
 Mortgage-backed securities:
  FHLMC certificates, 8.50%, maturity
   from 2005 to 2009                             520,098      24,699         --      544,797
  GNMA certificates, 8.50% to 9.00%,
   maturing from 2009 to 2017                    285,874      23,170         --      309,044
                                             -----------      ------   --------   ----------
    Total investment securities held
     to maturity                             $11,242,929      73,132    (13,010)  11,303,051
                                             ===========      ======   ========   ==========


                                                            December 31, 1996
                                             -----------------------------------------------
                                                            Gross       Gross     Estimated
                                                         Unrealized   Unrealized    Market
                                             Book Value     Gains       Losses      Value
                                             -----------  ----------  ----------  ----------
Investment securities held-to-maturity:
 U.S. government and agency securities       $10,894,099      17,335   (166,473)  10,744,961
 Mortgage-backed securities:
  FHLMC certificates, 8.50%, maturity
   from 2005 to 2009                             674,184      31,451         --      705,635
  GNMA certificates, 8.50% to 9.00%,
   maturing from 2009 to 2017                    395,139      17,249         --      412,388
                                             -----------      ------   --------   ----------
    Total investment securities held
     to maturity                             $11,963,422      66,035   (166,473)  11,862,984
                                             ===========      ======   ========   ==========

   There were no sales of investment securities available for sale or held-to-maturity during 1997, 1996 and 1995.

   The aggregate amortized cost and approximate market value of the available for sale and held-to-maturity securities portfolios at December 31, 1997, by remaining contractual maturity are as follows:

                                                          Available for Sale          Held-to-Maturity
                                                       ------------------------  ---------------------------
                                                                     Estimated                   Estimated
                                                        Amortized     Market       Amortized       Market
                                                          Cost         Value         Cost          Value
                                                       -----------  -----------  -------------  ------------
   U.S. government and agency securities:
     Due in one year or less                           $        --           --   $ 2,200,000     2,194,630
     Due after one year through five years               5,000,574    5,011,798     8,236,957     8,254,580
   Mortgage-backed securities                                   --           --       805,972       853,841
   Collateralized mortgage obligations                  10,718,929   10,793,813            --            --
                                                       -----------  -----------   -----------   -----------
       Total                                           $15,719,503   15,805,611   $11,242,929    11,303,051
                                                       ===========  ===========  ============   ===========


(3)  Loans
     -----

     Loans consist of the following:

                                                                           December 31,
                                                                    --------------------------
                                                                        1997           1996
                                                                    -----------    -----------
   Loans secured by first mortgages on real estate:
      Conventional, primarily one to four family                    $ 92,165,787    90,197,005
      Commercial                                                      15,669,602    13,115,193
      Construction                                                     6,953,200     6,729,300
      Participation loans purchased                                      478,240       417,329
                                                                    ------------   -----------
                                                                     115,266,829   110,458,827

   Home equity lines of credit                                         2,467,831     2,388,470
   Loans secured by deposit accounts                                     580,639       701,428
   Home improvement loans                                                164,827       145,651
                                                                    ------------   -----------
                                                                     118,480,126   113,694,376

   Undisbursed proceeds on loans in process                           (3,049,214)   (3,142,363)
   Deferred loan fees                                                   (507,472)     (451,685)
   Allowance for loan losses                                            (738,547)     (718,547)
   Allowance for uncollected interest                                    (34,537)      (37,375)
                                                                    ------------   -----------
                                                                    $114,150,356   109,344,406
                                                                    ============   ===========

   The Corporation grants residential, residential and non-residential construction, and commercial real estate loans to customers throughout its general market area of Haywood, Cherokee, and Jackson counties of western North Carolina. As reflected in the summary of loans at December 31, 1997, the largest component of the Corporation's loan portfolio consists of lower-risk single-family, 1-4 unit, residential loans. The higher risk component of the loan portfolio consists of real estate construction loans and commercial real estate loans for which repayment is more dependent on current real estate markets and general economic conditions. Management actively monitors the higher risk portion of the portfolio and provides increased provision for loan losses when considered necessary.

   The following summarizes the activity in the allowance for loan losses for the years ended December 31, 1997, 1996, and 1995.

                                        1997     1996     1995
                                      --------  -------  -------

      Balance at beginning of year    $718,547  703,547  683,547
      Provision for loan losses         20,000   15,000   20,000
      Less loan chargeoffs                  --       --       --
                                      --------  -------  -------
      Balance at end of year          $738,547  718,547  703,547
                                      ========  =======  =======

   The Corporation had nonaccrual loans of approximately $583,000 and $814,000 at December 31, 1997 and 1996, respectively. Had these loans performed in accordance with their contractual terms, approximately $37,000 and $57,000 of interest income would have been recorded during the years ended December 31, 1997 and 1996, respectively. Interest income of approximately $22,000 and $30,000 was recorded in connection with loans classified as nonaccrual in 1997 and 1996, respectively.

   At December 31, 1997 and 1996, the Corporation has no loans considered to be impaired under SFAS No. 114.

   At December 31, 1997, the Corporation had adjustable rate loan commitments outstanding aggregating $1,984,600, and fixed rate loan commitments outstanding aggregating $2,462,400. In addition, the Corporation has committed to participate in 52 "affordable housing" fixed rate construction projects in the aggregate sum of $745,000. Also, preapproved but unused variable rate lines of credit for home equity loans approximate $1,366,000 at December 31, 1997. In the opinion of management, these loan commitments, including undisbursed proceeds on loans in process reflected above, represent no more than normal lending risk to the Corporation and will be funded from normal sources of liquidity.

   Loans serviced for others approximated $283,000, $401,000, and $604,000 at December 31, 1997, 1996, and 1995, respectively.

   The following is a reconciliation of aggregate loans outstanding to executive officers, directors, and their immediate families for the year ended
   December 31, 1997, for such loan amounts aggregating in excess of $60,000.

      Balance at beginning of year                                  $1,350,826
      New loans                                                        231,754
      Principal repayments                                            (390,737)
                                                                    ----------
      Balance at end of year                                        $1,191,843
                                                                    ==========

(4)  Real Estate Acquired in Settlement of Loans
     -------------------------------------------

   Real estate acquired in settlement of loans, net of related allowance for real estate losses, consists of the following:

                                                              December 31,
                                                           -------------------
                                                             1997      1996
                                                           --------  ---------
      Commercial real estate                               $210,393  1,782,995
      Other, primarily single family residences              35,685      7,192
                                                           --------  ---------
                                                           $246,078  1,790,187
                                                           ========  =========

   The Corporation sold commercial real estate (Waynesville Plaza Shopping Center) with a book value of approximately $1,573,000 during 1997 and recognized a gain of approximately $679,000 on the sale. The remaining commercial property consists of outparcels to the Waynesville Shopping Center.

   Net rental income related to the operations of real estate acquired in settlement of loans was approximately $269,000, $348,000 and $215,000 in 1997, 1996 and 1995, respectively.


(5)  Premises and Equipment
     ----------------------

     Premises and equipment consists of the following:

                                                        Accumulated   Net Book
                                               Cost     Depreciation    Value
                                            ----------  ------------  ---------
   December 31, 1997:
      Land and land improvements            $  368,064            --    368,064
      Office buildings and improvements      2,517,311     1,509,233  1,008,078
      Furniture, fixtures, and equipment     1,421,605     1,279,078    142,527
      Automobiles                               35,188         2,347     32,841
                                            ----------     ---------  ---------
                                            $4,342,168     2,790,658  1,551,510
                                            ==========     =========  =========

   December 31, 1996:
      Land and land improvements            $  368,064            --    368,064
      Office buildings and improvements      2,506,493     1,448,162  1,058,331
      Furniture, fixtures, and equipment     1,402,184     1,182,890    219,294
      Automobiles                               27,561        12,863     14,698
                                            ----------     ---------  ---------
                                            $4,304,302     2,643,915  1,660,387
                                            ==========     =========  =========

(6) Investment in Mortgage Servicing Rights
    ---------------------------------------

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

   In December 1997 and 1996, the Corporation funded $1,163,250 and $1,728,075, respectively, of its $3,000,000 commitment. The investment is accounted for under the equity method and earnings of approximately $136,000 were recorded in 1997.


(7)  Income Taxes
     ------------

      Income tax expense consists of:

                                                          1997       1996       1995
                                                       ----------   -------   -------
   Current expense:
      Federal                                          $  848,658   596,781   730,842
      State                                               115,842    54,219    90,245
                                                       ----------   -------   -------
                                                          964,500   651,000   821,087
                                                       ----------   -------   -------
   Deferred expense (benefit):
      Federal                                             163,829   (65,781)   (6,314)
      State                                                38,171   (14,219)   (1,686)
                                                       ----------   -------   -------
                                                          202,000   (80,000)   (8,000)
                                                       ----------   -------   -------
                                                       $1,166,500   571,000   813,087
                                                       ==========   =======   =======

   The statutory income tax amounts are reconciled with the effective income tax amounts as follows:

                                                            1997       1996       1995
                                                         ----------   -------   -------
   Tax at federal rate (34%)                             $1,034,286   566,031   739,223
   Differences:
      State income taxes, net of federal
       income tax benefit                                   101,649    26,400    58,449
      Other, net                                             30,565   (21,431)   15,415
                                                         ----------   -------   -------
                                                         $1,166,500   571,000   813,087
                                                         ==========   =======   =======
   Effective tax rate                                          38.3%     34.3%     37.4%
                                                         ==========   =======   =======

   The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 1997 and 1996 are presented below:

                                                                       1997       1996
                                                                   -----------  ---------
Deferred tax assets:
      Allowance for loan losses                                    $   286,445    281,060
      Deferred compensation                                            362,786    295,997
      Net loan fees, deferred for financial reporting                   73,565     92,738
      Accrued pension liability                                        139,528    121,817
      Other                                                             29,729     22,440
                                                                   -----------   --------
         Total gross deferred tax assets                               892,053    814,052
         Less valuation allowance                                           --         --
                                                                   -----------   --------
         Net deferred tax assets                                       892,053    814,052
                                                                   -----------   --------

   Deferred tax liabilities:
      Unrealized gain on available-for sale securities             $   (29,277)        --
      Tax bad debt reserve                                            (605,554)  (343,845)
      Depreciable basis of fixed assets                               (132,568)  (141,807)
      Mortgage-backed securities, book basis in excess
       of tax                                                          (44,535)   (58,225)
      FHLB stock, book basis in excess of tax                         (232,200)  (234,175)
      Other                                                            (43,196)        --
                                                                   -----------   --------
         Total gross deferred tax liabilities                       (1,087,330)  (778,052)
                                                                   -----------   --------
         Net deferred tax asset (liability)                        $  (195,277)    36,000
                                                                   ===========   ========

   A portion of the change in the net deferred tax asset (liability) relates to unrealized gain (loss) on available-for-sale securities. The related current period deferred tax expense of $29,277 has been recorded directly to shareholders' equity. The balance of the change in the net deferred tax (liability) results from the current period deferred tax expense of $202,000.

   There was no valuation allowance during 1997 or 1996. It is management's contention that realization of the deferred tax assets is more likely than not, based upon the history of taxable income and estimates of future taxable income.

   The Corporation has historically been permitted under the Internal Revenue Code to deduct an annual addition to the tax reserve for bad debts based on 8% of taxable income (the "percentage of taxable income method") or actual loan loss experience (the "experience method"). For the period ending December 31, 1996, Haywood Savings was required to change its overall tax method of accounting for bad debts to either the experience method or the specific charge-off method to comply with tax legislation enacted in 1996. Beginning in 1996, the legislation requires the recapture of any tax reserves in excess of pre-1988 base year amounts over approximately eight years. The Corporation has approximately $815,000 of excess tax reserves as of December 31, 1997.

   The Corporation's income tax returns for 1994 and subsequent years are subject to final determination by the taxing authorities.

(8) Pension and Deferred Compensation Plans
    ---------------------------------------

   The Corporation has a defined benefit pension plan covering substantially all of its employees. Based upon actuarial computations at December 31, 1997 and 1996, the plan's funded status and amounts recognized in the Corporation's consolidated statements of financial condition at December 31, 1997 and 1996, are as follows:

                                                                                1997       1996
                                                                             ----------  ---------
Actuarial present value of accumulated benefit
 obligation, including vested benefits of
 $452,385 in 1997 and $502,659 in 1996                                       $ 464,922    511,298
                                                                             =========   ========
Projected benefit obligation for service rendered
 to date                                                                      (984,582)  (972,627)
Plan assets at fair value, primarily deposits at
 Haywood Savings and an insurance company                                      582,060    509,630
                                                                             ---------   --------

Plan assets less than projected benefit obligation                            (402,522)  (462,997)
Unrecognized prior service costs                                                87,159     93,384
Unrecognized net obligation being amortized over
 19 years                                                                       40,970     45,522
Unrecognized net (gain) loss                                                   (61,060)    12,657
                                                                             ---------   --------

   Accrued pension cost included in other liabilities                        $(335,453)  (311,434)
                                                                             =========   ========

  Net periodic pension cost included the following components:

                                                                       Years ended December 31,
                                                                  -------------------------------
                                                                     1997        1996       1995
                                                                  --------   ---------   --------
Service cost - benefits earned during the
 period                                                           $ 63,799      69,243    142,602
Interest cost on projected benefit obligation                       67,040      71,801     70,367
Actual return on plan assets                                       (45,700)    (44,541)   (45,894)
Net amortization and deferral                                       18,175      12,811     12,181
                                                                  --------   ---------   --------

   Net periodic pension cost included in
    salaries and employee benefits                                $103,314     109,314    179,256
                                                                  ========   =========   ========

   The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation in 1997, 1996 and 1995 were 7.5% and 5.5%, respectively. The related expected long-term rate of return on plan assets was 7.5%. Normal retirement benefits are based on final average salary and years of service and integrated with Social Security benefits.

   The Corporation's contributions to the plan are based on computations by independent actuarial consultants.

   The Corporation has a retirement plan for non-employee directors. The plan states that the Corporation will annually pay directors, based on a vesting schedule, for up to ten years following retirement, an amount equal to the directors' fees paid during the year immediately preceding the retirement date. The Corporation recorded expense of $51,048 in 1997, 1996 and 1995 related to this plan.

   Certain directors of the Corporation have elected to forego current payments for directors' fees and to participate in a deferred compensation plan. Expense for service cost for benefits earned during 1997, 1996, and 1995 was $52,584, $49,212, $46,097, respectively. The assumed weighted average discount rate used to measure the projected benefit obligation is 8%.

   Also, effective since 1991, certain employees of the Corporation have been provided with supplemental income agreements for the purpose of additional retirement benefits. Expense for service cost for benefits earned during 1997, 1996 and 1995 was $34,476, $23,904 and $23,904, respectively. The assumed weighted average discount rate used to measure the projected benefit obligation is 8%.

(9) Federal Deposit Insurance Expense
    ---------------------------------

   Eligible deposit accounts are insured up to $100,000 by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Federal deposit insurance expense amounted to approximately $71,000, $908,000 and $255,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

(10) Stockholders' Equity
     --------------------

     Earnings per Share
     ------------------

   Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if the Corporation's dilutive stock options were exercised. The numerator of the basic net income per share computation is the same as the numerator of the diluted net income per share computation for all periods presented. A reconciliation of the denominator of the basic net income EPS computation is as follows:

                                                 1997       1996       1995
                                               ---------  ---------  ---------
   Basic EPS denominator:  weighted average
     number of common shares outstanding       1,233,408  1,226,850  1,220,951
   Dilutive effect arising from assumed
     exercise of stock options                        --     32,745     33,765
                                               ---------  ---------  ---------

       Diluted EPS denominator                 1,233,408  1,259,595  1,254,716
                                               =========  =========  =========

   Regulatory Matters
   ------------------

   The Corporation may not pay cash dividends on its common stock if its regulatory capital would be reduced below the amount required for the liquidation account established for the benefit of certain depositors of Haywood Savings at the time of its 1987 conversion to stock ownership.

   The Corporation repurchased 5,500 shares of common stock at $15.94 per share in May 1997 in connection with the stock repurchase program announced on August 8, 1995, which permits repurchases of up to 10% of the 1,287,372 shares outstanding at the program's inception. The Corporation retires all repurchased shares under this program. The Corporation repurchased 86,516 shares of common stock under such plan at $18 per share in April and May 1996, and 5,700 shares of common stock at $18.25 per share in July of 1996.

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

   At December 31, 1997 and 1996, Haywood Savings was in compliance with all of the aforementioned capital requirements as summarized below.

                                                                     At December 31,
                                                                     ----------------
                                                                       1997     1996
                                                                     --------  ------
   Risk-based capital ratios:
     Tier I capital as a percent of risk-weighted assets               26.76%   26.50
     Minimum required Tier I capital                                    4.00     4.00
     Total capital as a percent of risk-weighted assets                27.68    27.47
     Minimum required total capital                                     8.00     8.00

   Leverage capital ratios:
     Tier I capital as a percent of fourth quarter average assets      13.91    15.06
     Minimum required Tier I leverage capital                           3.00     3.00
   North Carolina regulatory capital:
     Total capital as a percent of fourth quarter average assets       14.39    15.60
     Minimum required North Carolina capital                            5.00     5.00

(11) Stock Options and Incentive Plan
     --------------------------------

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

   Incentive stock options granted under the Stock Option and Incentive Plan may be granted only to full-time officers and employees at the fair market value of the stock on the date of grant. Non-incentive stock options were granted to non-employee members of the board of directors at an exercise price equal to the actual offering price of the common stock issued in conjunction with Haywood Savings' conversion from a mutual to a stock association in 1987. Both types of options are exercisable upon issuance and for a ten year period thereafter. Incentive stock options are generally forfeited at or within 3 months following termination of employment. Forfeiture of non-incentive stock options is at the sole discretion of the Committee.

   All incentive and non-incentive stock options granted to date were granted on January 11, 1988. At December 31, 1996, 30,000 incentive stock options were outstanding at an option price of $5.63 per share and 14,000 non-incentive options were outstanding at an option price of $5.00 per share. During 1997, the remaining 30,000 incentive stock options were exercised at an option price of $5.63 per share and the remaining 14,000 non-incentive stock options were exercised at $5.00 per share. No options have been forfeited and 40,208 shares remain available for future grant under the Stock Option and Incentive Plan. No stock appreciation rights had been granted at December 31, 1997.

   Upon adoption of SFAS No. 123, the Corporation elected to continue to measure compensation cost using APB 25. The Corporation made no grants of stock options during the years ended December 31, 1997, 1996 or 1995, and therefore no pro forma disclosures have been made as prescribed by SFAS No. 123.

(12)  Employee Stock Ownership Plan
      -----------------------------

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

   The original purchase of 126,000 shares was funded by a loan with an original amount of $630,000 from a North Carolina bank. All of these shares have been released to employees and the loan was paid off in 1994. The purchase of 49,000 shares was also funded by a loan from a North Carolina bank with an original amount of $588,000 and a balance of $58,616 as of December 31, 1997. The loan is payable primarily in annual installments of approximately $63,000 plus interest quarterly at prime. The loan is secured by the unreleased shares of stock purchased for the plan, and it is not guaranteed by the Corporation. Principal and interest payments on this loan are funded primarily from contributions by the Corporation and cash dividends paid on the ESOP shares. At December 31, 1997 there were 4,382 unreleased shares.

   In accordance with Statement of Position 93-6, the Corporation records compensation expense for shares released to employees, as a result of contributions by the Corporation or dividends paid on unreleased shares in the ESOP, equal to the fair value of the shares. For the three years ended December 31, 1997, the Corporation recorded ESOP related expenses of $100,089, $121,262 and $152,417, respectively.

(13)  Line of Credit
      --------------

   The Corporation has established a $2,000,000 line of credit with a North Carolina bank with an interest rate equal to prime. The Corporation is required to pay off this line of credit at some point during each year and to leave it unused for a period of 60 days. At December 31, 1997, the Corporation had no outstanding borrowings against this line. Interest expense associated with borrowings during 1997 totaled $7,855. At December 31, 1996, the Corporation had outstanding borrowings against this line of $1,200,000, with interest expense of $17,299 in 1996.

(14)  FHLB Advances
      -------------

   At December 31 1997, the Corporation had advances of $10,500,000 from the FHLB. These advances bear interest at 5.94% and mature on February 24, 1999.

   The Corporation has entered into a blanket floating lien agreement with the FHLB as collateral for these advances. According to this agreement, the Corporation maintains, free of other encumbrances, its residential first mortgage loan portfolio with unpaid principal balances at least equal to, when discounted at 75% of the unpaid principal balances, 100% of the total FHLB advances.

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

   . Investment securities - fair value is based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.

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

   . Borrowings - the fair value approximates the carrying value due to the variable nature of such borrowings.

   . Commitments to extend credit and standby letters of credit - the large majority of the Corporation's loan commitments are at variable rates and, therefore, are subject to minimal interest rate risk exposure.


    Based on the limitations, methods, and assumptions noted above, the estimated fair values of the Corporation's financial instruments at December 31, 1997 and 1996 are as follows:

                                                               1997
                                                    -------------------------
                                                      Carrying       Fair
                                                       Amount        Value
                                                    ------------  -----------
   Financial assets:
      Cash on hand and in banks                     $  1,736,787    1,736,787
      Interest-bearing balances in other banks           418,967      418,967
      Federal funds sold                               2,039,247    2,039,247
      Investment securities - available for sale      15,805,611   15,805,611
      Investment securities - held-to-maturity        11,242,929   11,303,051
      Loans                                          114,150,356  114,774,000
      Federal Home Loan Bank stock                     1,427,300    1,427,300
      Accrued interest receivable                        288,037      288,037
                                                    ============  ===========

   Financial liabilities:
      Deposit accounts                              $118,670,456  118,834,000
      Accrued interest payable                           292,064      292,064
      Borrowings                                      10,500,000   10,500,000
                                                    ============  ===========

                                                             1996
                                                  -------------------------
                                                    Carrying       Fair
                                                     Amount        Value
                                                  ------------  -----------
   Financial assets:
      Cash on hand and in banks                   $  1,029,850    1,029,850
      Interest-bearing balances in other banks         143,806      143,806
      Federal funds sold                               152,847      152,847
      Investment securities held-to-maturity        11,963,422   11,862,984
      Loans                                        109,344,406  110,566,000
      Federal Home Loan Bank stock                   1,427,300    1,427,300
      Accrued interest receivable                      197,263      197,263
                                                  ============  ===========

   Financial liabilities:
      Deposit accounts                            $107,343,379  107,452,000
      Accrued interest payable                         275,065      275,065
      Borrowings                                     1,200,000    1,200,000
                                                  ============  ===========

(16) Selected Quarterly Financial Information (unaudited)
     ---------------------------------------------------

     Selected quarterly financial information for the years ended December 31, 1997 and 1996 is as follows: 1997

                                                      1997
                                    -------------------------------------------
                                    (in thousands, except net income per share)
                                        First     Second    Third    Fourth
                                        -----     ------    -----    ------

   Interest income                      $2,441    2,761     2,762    2,882
   Interest expense                      1,339    1,546     1,610    1,657
                                        ------    -----     -----    -----
   Net interest income                   1,102    1,215     1,152    1,225
   Provision for loan losses                 5        5         5        5
                                        ------    -----     -----    -----
   Net interest income
    after provision
     for loan losses                     1,097    1,210     1,147    1,220
   Other income                            219      226       851      130
   General and
    administrative expenses                812      781       780      685
                                        ------    -----     -----    -----
   Income before income
    taxes                                  504      655     1,218      665
   Income taxes                            194      239       391      342
                                        ------    -----     -----    -----
   Net income                           $  310      416       827      323
                                        ======    =====     =====    =====
   Net income per share -
    basic                               $  .26      .33       .67      .26
                                        ======    =====     =====    =====
   Net income per share -
    diluted                             $  .26      .33       .67      .26
                                        ======    =====     =====    =====

                                                             1996
                                          --------------------------------------------
                                          (in thousands, except net income per share)
                                            First       Second      Third     Fourth
                                          ----------  ----------  ---------  ---------

   Interest income                            $2,477       2,477     2,434       2,479
   Interest expense                            1,264       1,277     1,157       1,338
                                              ------       -----     -----       -----

   Net interest income                         1,213       1,200     1,277       1,141
   Provision for loan losses                       5           5         5          --
                                              ------       -----     -----       -----

   Net interest income after provision
     for loan losses                           1,208       1,195     1,272       1,141
   Other income                                  187         174       175         125
   General and administrative expenses           802         846     1,504         660
                                              ------       -----     -----       -----
   Income before income taxes                    593         523       (57)        606
   Income taxes                                  222         187       (44)        206
                                              ------       -----     -----       -----
   Net income                                 $  371         336       (13)        400
                                              ======       =====     =====       =====
   Net income per share - basic               $  .30         .30      (.02)        .31
                                              ======       =====     =====       =====
   Net income per share - diluted             $  .29         .29      (.02)        .31
                                              ======       =====     =====       =====

(17) Haywood Bancshares, Inc. (Parent Company)
     -----------------------------------------

   The principal asset of the Parent Company is its investment in Haywood Savings, and its principal source of income is dividends from Haywood Savings. Certain regulatory and other requirements restrict the lending of funds by Haywood Savings to the Parent Company and the amount of dividends which can be paid to the Parent Company. In addition, certain regulatory agencies may prohibit the payment of dividends by Haywood Savings if it determines that such payment would constitute an unsafe or unsound practice. At December 31, 1997, Haywood Savings had no available undivided profits for payment of dividends without obtaining prior regulatory approval.

   The Parent Company's balance sheet data as of December 31, 1997 and 1996 and related income and cash flow statement data for the three years ended December 31, 1997 are as follows:

                                                   1997         1996
                                                -----------  -----------
   BALANCE SHEET DATA:
     Investment in subsidiaries                 $22,173,532   20,526,894
     Receivable from subsidiaries                   187,554      168,680
                                                -----------   ----------
                                                $22,361,086   20,695,574
                                                ===========   ==========

   Accrued liabilities                              187,554      168,680
     Shareholders' equity                        22,173,532   20,526,894
                                                -----------   ----------
                                                $22,361,086   20,695,574
                                                ===========   ==========


                                                    1997         1996         1995
                                                -----------   ----------   ----------
   INCOME STATEMENT DATA:
     Dividends from subsidiaries                $   694,811      647,900      321,843
     Equity in undistributed net income
      of subsidiaries                             1,180,707      445,896    1,039,255
                                                -----------   ----------   ----------
         Net income                             $ 1,875,518    1,093,796    1,361,098
                                                ===========   ==========   ==========


                                                    1997         1996         1995
                                                -----------   ----------   ----------
   CASH FLOW STATEMENT DATA:
     Cash flows from operating activities:
      Net income                                $ 1,875,518    1,093,796    1,361,098
      Increase in receivable from
       subsidiaries                                 (18,873)      (1,322)    (167,358)
      Increase in accrued liabilities                18,873        1,322      167,358
      Increase in investment in subsidiaries     (1,180,707)    (445,896)  (1,039,255)
                                                -----------   ----------   ----------
         Net cash provided by operating
          activities                                694,811      647,900      321,843
                                                -----------   ----------   ----------

   Cash flows from financing activities:
     Cash dividends paid                           (694,811)    (647,900)    (321,843)
                                                -----------   ----------   ----------
         Net cash used by financing
          activities                               (694,811)    (647,900)    (321,843)
                                                -----------   ----------   ----------
         Net increase (decrease) in cash                 --           --           --
                                                -----------   ----------   ----------
   Cash at beginning of year                             __           __           __
                                                -----------   ----------   ----------
   Cash at end of year                          $        --           --           --
                                                ===========   ==========   ==========


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     (A)  DIRECTORS OF THE REGISTRANT

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

     (B) EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the section captioned "Item 1. Business -- Executive Officers of the Registrant" is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" and "-- Director Compensation" in the Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

     (B) SECURITY OWNERSHIP OF MANAGEMENT

          Information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" in the Proxy Statement.

     (C)  CHANGES IN CONTROL

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Certain Transactions" in the Proxy Statement.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (A) CONTENTS.  The following documents are filed as part of this Annual
         --------
Report on Form 10-K.

     (1) Consolidated Financial Statements

          Independent Auditors' Report

          Consolidated Statements of Financial Condition as of December 31, 1997 and 1996

          Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995

     (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3) Exhibits.  The following is a list of exhibits filed as part of this
         --------
Annual Report on Form 10-K and is also the Exhibit Index.

  No.  Description
-----  -----------
     * 3.1 Articles of Incorporation of Haywood Bancshares, Inc.
     * 3.2 Bylaws of Haywood Bancshares, Inc.++***
++*** 10.1  Employment Agreement of Larry R. Ammons++***
++*** 10.2  Employment Agreement of Jack T. Nichols++**
  +** 10.3  Haywood Bancshares, Inc., 1988 Stock Option and Incentive Plan++*
  ++* 10.4  Retirement Payment Agreement between Larry R. Ammons and the Bank++*
  ++* 10.5  Supplemental Income Agreement between Larry R. Ammons and the Bank, dated October 1, 1989++*
  ++* 10.6  Supplemental Income Agreement between Jack T. Nichols and the Bank, dated
            October 1, 1989++*
  ++* 10.7  Haywood Savings Bank, Inc., SSB Retirement Plan for Non-Employee
            Directors*
    * 10.8  Capital Maintenance Agreement
      21    Subsidiaries of the Registrant
      23    Consent of KPMG Peat Marwick LLP
      27    Financial Data Schedule (EDGAR Only)

-------------------------
* Incorporated by reference to similarly numbered exhibits to the Company's Registration Statement on Form S-4 (File No. 33-90186).
**   Statement on Form S-4 (File No. 33-90186). Incorporated by reference to
     Exhibit 99.1 to the Company's Post-Effective Amendment No. 1 on Form S-8 to Registration
*** Incorporated by reference to similarly numbered exhibits to the Company's Annual Report on Form 10-K ended December 31, 1995. for the year
++ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

     (B) REPORTS ON FORM 8-K.  The Registrant did not file any Current Reports
         -------------------
on Form 8-K during the last quarter of the fiscal year ending December 31, 1997.

     (C) EXHIBITS.  The exhibits required by Item 601 of Regulation S-K are
         --------
either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

     (D) FINANCIAL STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT.  There
         --------------------------------------------------------------
are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HAYWOOD BANCSHARES, INC.


Date:  March 24, 1998         By: /s/ Larry R. Ammons
                                  -------------------
                                   Larry R. Ammons
                                   President

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Larry R. Ammons                      By: /s/ R. Bruce Norman
    -------------------                          -------------------
    Larry R. Ammons                              R. Bruce Norman
    President and a Director                     Director
    (Principal Executive Officer)

Date: March 24, 1998                         Date: March 24, 1998

By: /s/ Jack T. Nichols                      By: /s/ C. Jeff Reece, Jr.
    -------------------                          ----------------------
    Jack T. Nichols                              C. Jeff Reece, Jr.
    Chief Financial Officer                      Director
    (Principal Financial and
     Accounting Officer)

Date: March 24, 1998                         Date: March 24, 1998

By: /s/ Glenn W. Brown                       By: /s/ G. D. Stovall, Jr.
    ------------------                           ----------------------
    Glenn W. Brown                               G. D. Stovall, Jr.
    Director                                     Director

Date: March 24, 1998                         Date: March 24, 1998

By: /s/ William P. Burgin                    By: /s/ Joseph E. Taylor, Jr.
    ---------------------                        -------------------------
    William P. Burgin                            Joseph E. Taylor, Jr.
    Director                                     Director

Date: March 24, 1998                         Date: March 24, 1998

By: /s/ Philip S. Dooly                      By: /s/ C. Leon Turner
    -------------------                          ------------------
    Philip S. Dooly                              C. Leon Turner
    Director                                     Director

Date: March 24, 1998                         Date: March 24, 1998

By: /s/ R. Neal Ensley
    ------------------
    R. Neal Ensley
    Director

Date: March 24, 1998