Form 10-Q
period 1998-03-31
HAYWOOD BANCSHARES INC
filed 1998-05-14
CIK 940941

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1998

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

                        (828) 456-9092
                        --------------
       (Registrant's telephone number, including area code)

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

    As of May 11, 1998, shares of common stock outstanding were 1,250,356.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
             Consolidated Statements of Financial Condition

                                                   March 31,      December 31,
                                                     1998            1997
                                                 ------------    ------------
            Assets                                (Unaudited)
            ------
Cash on hand and in banks                        $  1,649,034      1,736,787
Interest-bearing balances in other banks               79,667        418,967
Federal funds sold                                    445,048      2,039,247
Investment securities:
  Held to maturity (market value of $12,044,688
    and $11,303,051, at March 31, 1998 and
    December 31, 1997, respectively)               12,054,145     11,242,929
  Available for sale (cost of $15,694,082 and
    $15,719,503 at March 31, 1998 and
    December 31, 1997, respectively)               15,660,202     15,805,611
Loans receivable (net of allowance for loan
  losses of $743,547 and $738,547, at
  March 31, 1998 and December 31, 1997,
  respectively)                                   114,253,059    114,150,356
Real estate acquired in settlement of loans             7,192        246,078
Federal Home Loan Bank stock, at cost               1,427,300      1,427,300
Premises and equipment                              1,546,741      1,551,510
Investment in mortgage servicing rights             3,065,951      3,027,116
Goodwill                                              714,405        727,530
Other assets                                        1,099,699      1,106,143
                                                 ------------   ------------
                                                 $152,002,443    153,479,574
                                                 ============   ============
       Liabilities and Stockholders' Equity
       ------------------------------------
Deposit accounts:
 Noninterest-bearing                             $    173,085        199,170
 Interest-bearing, including $13,671,077
   and $13,973,839, respectively, of time
   deposits for $100,000 or more                  116,434,645    118,471,286
                                                 ------------   ------------
                                                  116,607,730    118,670,456

Advances from Federal Home Loan Bank               10,500,000     10,500,000
Accrued expenses and other liabilities              2,322,101      2,135,586
                                                 ------------   ------------
            Total liabilities                     129,429,831    131,306,042
Stockholders' equity:
  Serial preferred stock, $1.00 par value,
    5,000,000 shares authorized; no shares
    issued or outstanding                              -             -
  Common stock, $1.00 par value, 10,000,000
    shares authorized; 1,250,356 shares issued
    and outstanding, respectively                   1,250,356      1,250,356
  Additional paid-in capital                        3,467,079      3,437,275
  Retained income, substantially restricted        17,919,769     17,487,686
  Accumulated other comprehensive income              (21,726)        56,831
  Less obligation in connection with funds used
    to acquire common shares by ESOP                  (42,866)       (58,616)
                                                 ------------   ------------
            Total stockholders' equity             22,572,612     22,173,532
                                                 $152,002,443    153,479,574
                                                 ============   ============

See accompanying notes to consolidated financial statements.

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Income

                                               Three Months Ended March 31,
                                                         (Unaudited)
                                               ------------------------------
                                                    1998             1997
                                               -------------    -------------
Interest income:
  Loans                                        $2,298,951        2,199,855
  Investment securities                           456,538          205,150
  Interest-bearing balances in other banks          8,010            3,986
  Federal funds sold                               16,608            6,240
  Other                                            25,515           25,515
                                               ----------        ---------
          Total interest income                 2,805,622        2,440,746
                                               ----------        ---------
Interest expense:
  Deposits, including $172,057 in 1998 and
    $154,494 in 1997, on time deposits for
    $100,000 or more                            1,387,126        1,289,288
  Other borrowed money                            149,910           49,625
                                               ----------        ---------
          Total interest expense                1,537,036        1,338,913
                                               ----------        ---------
          Net interest income                   1,268,586        1,101,833
Provision for loan losses                           5,000            5,000
                                               ----------        ---------
          Net interest income after provision
            for loan losses                     1,263,586        1,096,833
                                               ----------        ---------
Other income:
  Insurance income, net                            44,975           39,783
  Service charges on deposits                      16,289           20,591
  Rental income                                    12,463           14,013
  Gain on sale of real estate acquired in
    settlement of loans                           406,872             -
  Real estate operations, net                       1,246           96,621
  Gain on sale of investment securities
    available for sale                              6,418             -
  Other income                                     44,982           48,041
                                               ----------        ---------
          Total other income, net                 533,245          219,049
                                               ----------        ---------
General and administrative expenses:
  Salaries and employee benefits                  444,470          442,166
  Occupancy and equipment                          83,720           92,901
  Federal and other insurance premiums             20,069           32,779
  Amortization of goodwill                         13,125           13,125
  Other expenses                                  193,664          230,847
                                               ----------        ---------
          Total general and administrative
            expenses                              755,048          811,818
                                               ----------        ---------
          Income before income taxes            1,041,783          504,064
Income taxes                                      407,000          194,000
                                               ----------        ---------
          Net income                           $  634,783          310,064
                                               ==========        =========
Per share amounts:
          Net income - basic                   $      .51        $     .26
                                               ==========        =========
          Net income - diluted                 $      .51        $     .26
                                               ==========        =========

See accompanying notes to consolidated financial statements.

            HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
        Consolidated Statement of Stockholders' Equity
        Three Months ended March 31, 1998 and 1997
                        (Unaudited)


                                                                     Accumulated
                                            Additional                  Other       Obligation      Total
                                 Common     Paid-in       Retained   Comprehensive   of the     Stockholders'
                                  Stock     Capital        Income       Income        ESOP          Equity
                                ----------  -----------   ----------    --------    ----------  -------------
Balance at December 31, 1997    $1,250,356    3,437,275   17,487,686      56,831     (58,616)    22,173,532
Net income                              --           --      634,783          --          --        634,783
Cash dividends declared on
  common stock, $.15 per share          --           --     (187,553)         --          --       (187,553)
Principal repayment of ESOP debt        --           --           --          --      26,750         15,750
Release and allocation of ESOP
  shares                                --       29,804      (15,147)         --          --         14,657
Net unrealized loss on
  securities, net of tax
  effect of $41,431                     --           --           --     (78,557)         --        (78,557)
                                ----------   ----------   ----------     --------   --------     ----------
Balance at March 31, 1998       $1,250,356    3,467,079   17,919,769     (21,726)    (42,866)    21,572,612
                                ==========   ==========   ==========     ========   ========     ==========


                                                                     Accumulated
                                            Additional                  Other      Obligation      Total
                                 Common     Paid-in       Retained   Comprehensive  of the     Stockholders'
                                  Stock     Capital        Income       Income       ESOP          Equity
                                ----------  -----------   ----------   -----------  ----------  --------------
Balance at December 31, 1996    $1,211,856    3,218,006   16,298,440          --    (201,408)    20,526,894
Stock options exercised             40,000      178,750           --          --          --        218,750
Net income                              --           --      310,064          --          --        310,064
Cash dividends declared on
  common stock, $.14 per share          --           --     (175,260)         --          --       (175,260)
Principal repayment of
  ESOP debt                             --           --           --          --      15,750         15,750
Release and allocation of
  ESOP shares                           --       16,637       (6,780)         --          --          9,857
Net unrealized loss on securities
  net of tax effect of $117,972         --           --           --    (229,005)         --       (229,005)
                                ----------   ----------   ----------    --------    --------     ----------
Balance at March 31, 1997       $1,251,856    3,413,393   16,426,464    (299,005)   (185,658)    20,677,050
                                ==========   ==========   ==========    ========    ========     ==========


See accompanying notes to consolidated financial statements.

                   HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows

                                               Three Months Ended March 31,
                                                         (Unaudited)
                                               ------------------------------
                                                    1998             1997
                                               -------------    -------------
Cash flows from operating activities:
  Net income                                    $   634,783        310,064
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                       5,000          5,000
      Depreciation and amortization                  81,403         43,940
      Amortization of goodwill                       13,125         13,125
      Income from mortgage servicing rights         (38,835)       (38,274)
      Net gain on sale of real estate
        acquired in settlement of loans            (406,872)          -
      Net gain on investments available
        for sale                                     (6,418)          -
      Increase in allowance for uncollected
        interest                                        234         16,818
      Decrease in other assets                        6,444         60,323
      Increase in accrued expenses and other
        liabilities                                 243,696        209,974
      Increase in deferred loan fees                 10,885         10,926
      Net noncash expense recorded for ESOP          14,657          9,857
                                                -----------    -----------
         Net cash provided by operating
          activities                                558,102        641,753
                                                -----------    -----------
Cash flows from investing activities:
  Purchases of investment securities
    held to maturity                             (3,900,000)    (1,500,000)
  Proceeds from maturities/calls of
    investment securities held to maturity        3,000,000      2,857,142
  Principal collected on investment securities
    held to maturity                                 88,784         34,193
  Proceeds from maturities/calls of investment
    securities available for sale                 1,500,000           -
  Proceeds from sale of investment securities
    available for sale                            3,505,963           -
  Purchase of investment securities available
    for sale                                     (5,026,250)   (14,727,320)
  Origination of loans, net                        (155,258)    (1,061,187)
  Purchases of premises and equipment               (24,508)       (10,662)
  Purchase of mortgage servicing rights                -          (730,125)
  Proceeds from sale of real estate acquired
    in settlement of loans                          682,194           -
                                                -----------    -----------
         Net cash used in investing activities     (329,075)   (15,137,959)
                                                -----------    -----------
Cash flows from financing activities:
  Net increase (decrease) in certificates of
    deposit                                      (2,419,535)     6,650,673
  Net increase (decrease) in other deposits         356,809       (754,358)
  Advances from FHLB                                   -        10,500,000
  Repayment of note payable                            -        (1,200,000)
  Cash dividends paid                              (187,553)      (168,680)
  Proceeds from issuance of common stock upon
     exercise of stock options                         -           218,750
                                                -----------    -----------
         Net cash provided by (used in)
           financing activities                  (2,250,279)    15,246,385
                                                -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                              (2,021,252)       750,179

Cash and cash equivalents at beginning
  of period                                      4,195,001       1,326,503
                                                -----------    -----------
Cash and cash equivalents at end of period      $ 2,173,749      2,076,682
                                                ===========    ===========

                                           (Continued)

                   HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows

                                               Three Months Ended March 31,
                                                         (Unaudited)
                                               ------------------------------
                                                    1998             1997
                                               -------------    -------------
Supplemental disclosures of cash flow
 information:
  Cash paid during the period for:
    Interest                                  $   1,572,611         1,348,095
                                              =============     =============
    Income taxes                              $     169,273            49,342
                                              =============     =============
Supplemental schedule of noncash investing
 and financing activities:
  Loans transferred to real estate acquired
    in settlement of loans                    $      36,436     $      -
                                              =============     =============
  Dividends payable                           $     187,553           175,260
                                              =============     =============

See accompanying notes to consolidated financial statements.

              HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements
                           March 31, 1998
                             (Unaudited)


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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)   Summary of Significant Accounting Policies
      ------------------------------------------

For a description of the significant accounting and reporting policies, see note (1) in the notes to the December 31, 1997 consolidated financial statements of the 1997 annual report.

On January 1, 1998 the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expense, gains and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of the statement.

Comprehensive income is the change in equity of a Corporation during the period from transactions and other events and circumstances from nonowner sources. Comprehensive income is divided into net income and other comprehensive income. The Corporation's other comprehensive income for the three months ended March 31, 1998 and 1997 consists of unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended March 31, 1998 and 1997 is $556,226 and $81,059, respectively.

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

The Corporation has funded $2,891,325 of its $3,000,000 commitment. The investment is accounted for under the equity method and equity earnings of $38,835 and $38,274 were recorded for the three months ended March 31, 1998 and 1997, respectively.

(5)  Allowance for Loan Losses
     -------------------------

The following is a reconciliation of the allowance for loan losses for the three months ended March 31, 1998 and 1997:

                                           1998      1997
                                           ----      ----
Balance at beginning of period           $738,547   718,547
Provision for loan losses                   5,000     5,000
                                         --------   -------
Balance at end of period                 $743,547   723,547
                                         ========   =======

(6)  Borrowings
     ----------
The Corporation has $10,500,000 in advances from the Federal
Home Loan Bank of Atlanta. These advances bear interest at a floating rate equal to one month LIBOR and mature on February
24, 1999.

(7)  Earnings per Share
     ------------------
The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share", (SFAS No.
128) during 1997. The statement establishes standards for computing and presenting earnings per share (EPS). In accordance with SFAS No. 128, all prior period EPS has been restated.

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the Corporation's dilutive stock options were exercised. The numerator of the basic net income per share computation is the same as the numerator of the diluted net income per share computation for all periods presented. A reconciliation of the denominator of the basic net income EPS computation is as follows:

                                              Three months ended March 31,
                                               1998                 1997
                                               ----                 ----
Basic EPS denominator:  weighted average
  number of common shares outstanding           1,247,507          1,208,710
Dilutive effect arising from assumed
  exercise of stock options                         -                  2,855
                                                ---------          ---------
Diluted EPS denominator                         1,247,507          1,211,565
                                                =========          =========

(8) Other Accounting Changes
    ------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprise report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997 and in the initial year of application, comparative information for earlier years is to be restated. The Corporation will adopt SFAS No. 131 in 1998 without any significant impact on its consolidated financial statements as the Corporation operates as one segment.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements of pensions and other postretirement benefits. It does not change any measurement or recognition provisions, and thus will not materially impact the Corporation. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Corporation will present the required disclosures in its financial statements for the year ended December 31, 1998.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Comparison of Operating Results for the Three Months ended
March 31, 1998 and 1997
----------------------------------------------------------

Net income for the first quarter of 1998 increased to $634,783, or $0.51 per basic and diluted share, from $310,064 or $0.25 per basic and diluted share for the same period in 1997. The increase in net income was due in part to a non-recurring item in the 1998 period. During the three months ended March 31, 1998, the Corporation recognized a $403,000 pre-tax gain on the sale of two outparcels to the Waynesville Plaza Shopping Center which the Corporation had been holding as real estate acquired in settlement of loans. In addition, net interest income increased by $167,000 and general and administrative expenses decreased by $57,000.

Total interest income in 1998 was $2,805,622, a $364,876 increase from the same period in 1997. The reason for the change was an increase in both the average balance of interest earning assets and an increase in the average yield on interest earning assets. The average volume increased by $16 million primarily due to the purchase of approximately $14.7 million in investment securities available for sale in February 1997. The average yield on interest earning assets increased by 15 basis points to 7.74% for the three months ended March 31, 1998 compared to 7.59% for the same period in 1997. The increase in average yield is mainly due to an increase in average yield on investment securities from 4.91% for the three months ended March 31, 1997 to 6.74% for the same period in 1998 due to the purchase of investment securities described above.

Interest expense in 1998 increased from 1997 by $198,123, or 14.80%, mainly due to an increase in the average balance of interest bearing liabilities of $14.2 million, or 12.45%. The increase is mainly due to the Corporation borrowing $10.5 million in advances from the Federal Home Loan Bank of Atlanta ("FHLB") in February 1997. The rate paid on interest bearing liabilities remained fairly constant between periods, increasing only 10 basis points.

The overall net effect of these changes was a $167,000 increase in net interest income and an increase in the interest rate spread between interest earning assets and interest bearing liabilities from 2.89% in 1997 to 2.94% in 1998.

Comparative yields, costs and spreads for the respective periods are as follows:

                                                Three months                Twelve Months
                                                   ended           At            ended
                                                  March 31,      March 31,    December 31,
                                               1998     1997       1998          1997
                                               ----     ----       ----          ----
Average yield on interest earning assets       7.74%    7.59%      7.56%         7.80%
Average rate on interest bearing liabilities   4.80     4.70       4.85          4.94
                                               ----     ----       ----          ----
  Asset/liability spread                       2.94%    2.89%      2.71%         2.86%
                                               ====     ====       ====          ====

Other income increased $314,196, or 143%, in 1998 compared to the same period in 1997 primarily as a result of the sale of two outparcels to the Waynesville Plaza Shopping
Center for a gain of approximately $403,000. Total proceeds from the sales were $613,000 which were invested in loans receivable and other investments. The gain on the sale of real estate acquired in settlement of loans was partially offset by a decrease in real estate operations, net of approximately $95,000. In 1997, the Corporation sold the Waynesville Plaza Shopping Center and as a result no longer receives rental and other income associated with operating the shopping center.

General and administrative expenses decreased by approximately
$57,000, or 7%, between periods. The decrease is due to a decrease in federal and other insurance premiums, office supplies expense and other miscellaneous expenses.

As a result of these and other factors, income before income taxes increased $537,719, or 106.68%, in 1998 versus 1997.
Income tax expense of $407,000 during the period resulted in an effective income tax rate of 39.1% compared to 38.5% in 1997.

Comparison of Financial Condition at March 31, 1998 and
December 31, 1997
-------------------------------------------------------

Total assets decreased by $1.5 million or .96% from $153.5 million at December 31, 1997 to $152.0 million at March 31, 1998. The decrease is mainly due to a decrease in cash and cash equivalents of $2.0 million due to deposit run-off of
approximately $2 million.   In addition, the Corporation
experienced little loan growth during the quarter with the loan portfolio increasing by only $103,000. Loan originations for the period were approximately $6.5 million.

Total liabilities decreased by $1.9 million to $129.4 million at March 31, 1998. The decrease is due to a decrease in interest-earing deposits of approximately $2.0 million. The decrease is mainly in certificates of deposit and is attributable to competitive pressures in the marketplace for deposits.

Stockholders' equity increased by $399,000 from $22.2 million at December 31, 1997 to $22.6 million at March 31, 1998. This increase is due to net income of $635,000 for the quarter. This was offset by a net unrealized loss on securities of $79,000 and a quarterly dividend of $.15 per share or $188,000.

Asset Quality
-------------

At March 31, 1998, the Corporation had approximately $558,000 of loans in nonaccrual status as compared to $583,000 at December 31, 1997. At March 31, 1998 and December 31, 1997, the
Corporation had no loans that were considered to be impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". There were no loans contractually past due 90 days or more and still accruing at March 31, 1998 and December 31, 1997. In the opinion of management, there are no other loans which cause management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms which could result in becoming classified as problem assets. The Corporation's allowance for loan losses was $743,547 or .65% of outstanding loans at March 31, 1998. This compares to .64% at December 31, 1997.

The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy of the allowance for loan losses and the related provision are based upon management's evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrower, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the allowance for loan losses is adequate. While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Real estate acquired in settlement of loans decreased from approximately $246,000 at December 31, 1997 to $7,000 at
March 31, 1998 due primarily to the sale of two outparcels to the Waynesville Plaza Shopping Center.

Year 2000 Planning
------------------

The Corporation has been assessing possible effects of the Year 2000 problem in connection with its technology investments and operations. Management believes that the Corporation has limited exposure and expects the cost of addressing the Year 2000 issues to be approximately $80,000. As part of its assessment, the Corporation has contacted its primary vendors to evaluate Year 2000 compliance. The Year 2000 problem creates risk for the Corporation from unforeseen problems in its own computer systems and from third parties. Such failures of the Corporation and/or third parties' computer systems could have a material impact on the Corporation's ability to conduct business.

Liquidity
---------

The Corporation's asset-liability management policy is to maintain and enhance the net interest income and provide adequate liquidity to meet continuing loan demand, withdrawal requirements, and pay for normal operating expenses. Liquidity is primarily provided by the ability to attract deposits, maturities in the investment portfolio, loan repayments, and current earnings.

At March 31, 1998, Haywood Bancshares had approximately $30 million in cash, interest bearing balances in other banks, federal funds sold and investment securities. Management believes that the level of liquidity at March 31, 1998, is adequate and in compliance with regulatory requirements.

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

Capital Resources
-----------------

As a North Carolina-charted savings bank, Haywood Savings is subject to the capital requirements of the FDIC and the N.C. Administrator of Savings Institutions ("the Administrator"). The FDIC requires Haywood Savings to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be well-capitalized, the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to Haywood Savings is the allowance for loan losses. Risk-weighted assets reflect Haywood Savings' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. Haywood Savings is also subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3%, and a ratio of 5% to be "well capitalized." The Administrator requires a net worth equal to at least 5% of assets. At March 31, 1998, Haywood Savings was in compliance with all of the aforementioned capital requirements. The Corporation must comply with FRB capital requirements which are substantially the same.

Regulatory Matters and Contingencies
------------------------------------

Management is not presently aware of any current recommendations to the Corporation or to Haywood Savings by regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation s liquidity, capital resources, or operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK


    Not Applicable.

PART II.  OTHER INFORMATION


ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits. The following exhibits are being filed with the report.

        Exhibit
        Number           Description
        -------          -----------

          27.1           Financial Data Schedule (EDGAR only)
          27.2           Restated Financial Data (EDGAR only)

        (b)  Reports on Form 8-K.  During the quarter ended
             March 31, 1998, the Registrant did not file any reports on Form 8-K.

                         SIGNATURES
                         ----------


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAYWOOD BANCSHARES, INC.
                               (Registrant)


Date: May 13, 1998             By: /s/Larry R. Ammons
                               ----------------------
                               Larry R. Ammons
                               (President and Principal
                                Executive Officer)
                               (Duly Authorized Representative)




Date: May 13, 1998             By: /s/Jack T. Nichols
                               ----------------------
                               Jack T. Nichols
                               (Principal Financial Officer
                               and Principal Accounting Officer)