Form 10-Q
period 1998-06-30
HAYWOOD BANCSHARES INC
filed 1998-08-14
CIK 940941

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 1998

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

    As of August 13, 1998, shares of common stock outstanding were 1,250,356.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
             Consolidated Statements of Financial Condition

                                                   June 30,       December 31,
                                                     1998            1997
                                                 ------------    ------------
            Assets                                (Unaudited)
            ------
Cash on hand and in banks                         $  1,014,838     1,736,787
Interest-bearing balances in other banks             2,028,029       418,967
Federal funds sold                                     725,294     2,039,247
Investment securities:
  Held to maturity (fair value of $10,784,635
    and $11,303,051, at June 30, 1998 and
    December 31, 1997, respectively)                10,742,708    11,242,929
  Available for sale (cost of $16,692,312
    and $15,719,503 at June 30, 1998 and
    December 31, 1997, respectively)                16,773,911    15,805,611
Loans receivable (net of allowance for loan
    losses of $748,547 and $738,547, at June
    30, 1998 and December 31, 1997, respectively)  113,169,114   114,150,356
Real estate acquired in settlement of loans              7,192       246,078
Federal Home Loan Bank stock, at cost                1,427,300     1,427,300
Premises and equipment                               1,520,934     1,551,510
Investment in mortgage servicing rights              1,958,834     3,027,116
Goodwill                                               701,480       727,530
Other assets                                         1,648,566     1,106,143
                                                  ------------   -----------
                                                  $151,718,200   153,479,574
                                                  ============   ===========
       Liabilities and Stockholders' Equity
       ------------------------------------
Deposit accounts:
 Noninterest-bearing                              $    208,842       199,170
 Interest-bearing, including $14,198,798
  and $13,973,839, respectively, of time
  deposits for $100,000 or more                    116,754,359   118,471,286
                                                  ------------   -----------
                                                   116,963,201   118,670,456
Advances from Federal Home Loan Bank                10,500,000    10,500,000
Accrued expenses and other liabilities               2,154,317     2,135,586
                                                  ------------   -----------
            Total liabilities                      129,617,518   131,306,042
                                                  ------------   -----------
Stockholders' equity:
  Serial preferred stock, $1.00 par value,
   5,000,000 shares  authorized; no
   shares issued or outstanding                              -             -
  Common stock, $1.00 par value, 10,000,000
   shares authorized; 1,250,356 shares issued
   and outstanding, respectively                     1,250,356     1,250,356
  Additional paid-in capital                         3,497,815     3,437,275
  Retained income, substantially restricted         17,325,772    17,487,686
  Accumulated other comprehensive income                53,855        56,831
  Less obligation in connection with funds
    used to acquire common shares by ESOP              (27,116)      (58,616)
                                                  ------------   -----------
            Total stockholders' equity              22,100,682    22,173,532
                                                  ------------   -----------
                                                  $151,718,200   153,479,574
                                                  ============   ===========

See accompanying notes to consolidated financial statements.

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Income

                                                Six Months Ended June 30,
                                               ------------------------------
                                                    1998             1997
                                               -------------    -------------
                                                         (Unaudited)
Interest income:
  Loans                                        $ 4,582,544       4,467,686
  Investment securities                            915,387         657,392
  Interest-bearing balances in other banks          15,201           8,087
  Federal funds sold                                30,084          17,464
  Other                                             52,204          51,314
                                               -----------      ----------
         Total interest income                   5,595,420       5,201,943
                                               -----------      ----------
Interest expense:
  Deposits, including $324,816 in 1998 and
    $302,733 in 1997, on time deposits for
    $100,000 or more                             2,770,705       2,684,339
  Other borrowed money                             301,997         200,791
                                               -----------      ----------
         Total interest expense                  3,072,702       2,885,130
                                               -----------      ----------
         Net interest income                     2,522,718       2,316,813
Provision for loan losses                           10,000          10,000
                                               -----------     -----------
         Net interest income after provision
           for loan losses                       2,512,718       2,306,813
                                               -----------     -----------
Other income:
  Insurance income, net                             77,313          91,304
  Service charges on deposits                       30,345          38,151
  Rental income                                     25,367          29,172
  Gain on sale of real estate acquired
   in settlement of loans                          426,872               -
  Real estate operations, net                        1,210         204,956
  Gain on sale of investment securities
   available for sale                                6,418               -
  Income (loss) on investment in mortgage
   servicing rights                             (1,176,957)         61,995
  Other income                                      39,511          19,138
                                               -----------     -----------
         Total other income (expense), net        (569,921)        444,716
                                               -----------     -----------
General and administrative expenses:
  Salaries and employee benefits                   891,537         933,709
  Occupancy and equipment                          162,650         175,272
  Federal and other insurance premiums              40,217          42,209
  Amortization of goodwill                          26,250          26,250
  Other expenses                                   429,162         415,213
                                               -----------     -----------
         Total general and administrative
           expenses                              1,549,816       1,592,653
                                               -----------     -----------
         Income before income taxes                392,981       1,158,876
Income taxes                                       149,000         433,000
                                               -----------     -----------
         Net income                            $   243,981         725,876
                                               ===========     ===========
Per share amounts:
          Net income - basic                   $       .20     $       .59
                                               ===========     ===========
          Net income - diluted                 $       .20     $       .59
                                               ===========     ===========

See accompanying notes to consolidated financial statements.

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Income

                                               Three Months Ended June 30,
                                               ------------------------------
                                                    1998             1997
                                               -------------    -------------
                                                         (Unaudited)
Interest income:
  Loans                                        $ 2,283,593       2,267,831
  Investment securities                            458,849         452,242
  Interest-bearing balances in other banks           7,191           4,101
  Federal funds sold                                13,476          11,224
  Other                                             26,689          25,799
                                               -----------      ----------
         Total interest income                   2,789,798       2,761,197
                                               -----------      ----------

Interest expense:
  Deposits, including $152,759 in 1998 and
    $148,239 in 1997, on time deposits for
    $100,000 or more                             1,383,579       1,395,051

  Other borrowed money                             152,087         151,166
                                               -----------      ----------
         Total interest expense                  1,535,666       1,546,217
                                               -----------      ----------
         Net interest income                     1,254,132       1,214,980
Provision for loan losses                            5,000           5,000
                                               -----------      ----------
         Net interest income after provision
           for loan losses                       1,249,132       1,209,980
                                               -----------      ----------
Other income:
  Insurance income, net                             32,338          51,521
  Service charges on deposits                       14,056          17,560
  Rental income                                     12,904          15,159
  Gain on sale of real estate acquired in
    settlement of loans                             20,000               -
  Real estate operations, net                          (36)        108,335
  Income (loss) on investment in mortgage
    servicing rights                            (1,215,792)         23,721
  Other income                                      33,364           9,371
                                               -----------      ----------
 Total other investment in income (expense),
   net                                          (1,103,166)        225,667
                                               -----------      ----------
General and administrative expenses:
  Salaries and employee benefits                   447,067         491,543
  Occupancy and equipment                           78,930          82,371
  Federal and other insurance premiums              20,148           9,430
  Amortization of goodwill                          13,125          13,125
  Other expenses                                   235,498         184,366
                                               -----------      ----------
         Total general and administrative
           expenses                                794,768         780,835
                                               -----------      ----------
         Income (loss) before income taxes        (648,802)        654,812
Income taxes (benefit)                            (258,000)        239,000
                                               -----------      ----------
         Net income (loss)                     $  (390,802)        415,812
                                               ===========      ==========
Per share amounts:
          Net income (loss) - basic            $      (.31)     $      .33
                                               ===========      ==========
          Net income (loss) - diluted          $      (.31)     $      .33
                                               ===========      ==========

See accompanying notes to consolidated financial statements.

            HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
        Consolidated Statement of Stockholders' Equity
           Six Months ended June 30, 1998 and 1997
                        (Unaudited)



                                                                     Accumulated
                                            Additional                  Other       Obligation      Total
                                 Common     Paid-in       Retained   Comprehensive   of the     Stockholders'
                                  Stock     Capital        Income       Income        ESOP          Equity
                                ----------  -----------   ----------    --------    ----------  -------------
Balance at December 31, 1997    $1,250,356    3,437,275   17,487,686      56,831     (58,616)    22,173,532
Net income                              --           --      243,981          --          --        243,981
Cash dividends declared on
  common stock, $.30 per share          --           --     (375,106)         --          --       (375,106)
Principal repayment of ESOP debt        --           --           --          --      31,500         31,500
Release and allocation of ESOP
  shares                                --       60,540      (30,789)         --          --         29,751
Net unrealized loss on
  securities, net of tax
  effect of $1,533                      --           --           --      (2,976)         --         (2,976)
                                ----------   ----------   ----------     --------   --------     ----------
Balance at June 30, 1998        $1,250,356    3,497,815   17,325,772      53,855     (27,116)    22,100,682
                                ==========   ==========   ==========     ========   ========     ==========

                                                                     Accumulated
                                            Additional                  Other      Obligation      Total
                                 Common     Paid-in       Retained   Comprehensive  of the     Stockholders'
                                  Stock     Capital        Income       Income       ESOP          Equity
                                ----------  -----------   ----------   -----------  ----------  --------------
Balance at December 31, 1996    $1,211,856    3,218,006   16,298,440          --    (201,408)    20,526,894
Stock options exercised             44,000      194,750           --          --          --        238,750
Repurchase of Common Stock          (5,500)     (82,157)          --          --          --        (87,657)
Net income                              --           --      725,876          --          --        725,876
Cash dividends declared on
  common stock, $.28 per share          --           --     (351,081)         --          --       (351,081)
Principal repayment of
  ESOP debt                             --           --           --          --      31,500         31,500
Release and allocation of
  ESOP shares                           --       32,368      (13,062)         --          --         19,306
Net unrealized loss on securities
  net of tax effect of $74,246          --           --           --    (144,091)         --       (144,091)
                                ----------   ----------   ----------    --------    --------     ----------
Balance at June 30, 1997        $1,250,356    3,362,967   16,660,173    (144,091)   (169,908)    20,959,497
                                ==========   ==========   ==========    ========    ========     ==========


See accompanying notes to consolidated financial statements.

                   HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows

                                                 Six Months Ended June 30,
                                               ------------------------------
                                                    1998             1997
                                               -------------    -------------
                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                   $   243,981         725,876
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                    10,000          10,000
       Depreciation and amortization               115,970          85,932
       Amortization of goodwill                     26,050          26,250
       Loss (income) from investment in mortgage
         servicing rights                        1,176,957         (61,995)
       Increase (decrease) in allowance for
         uncollected interest                       10,198          11,707
     Net gain on sale of real estate acquired
      in settlement of loans                      (426,872)              -
     Net gain on sale of investment securities
      available for sale                            (6,418)              -
     Decrease in other assets                     (542,423)        (39,624)
     Increase in accrued expenses and
       other liabilities                            51,764         350,220
     Increase in deferred loan fees                 30,331          29,144
     Net noncash expense recorded for ESOP          29,751          19,306
                                               -----------     -----------
          Net cash provided by operating
            activities                             719,289       1,156,816
                                               -----------     -----------
Cash flows from investing activities:
  Purchases of investment securities held to
    maturity                                    (4,500,000)     (3,000,000)
  Proceeds from maturities and issuer calls
    of investment securities held to maturity    4,800,000       4,357,142
  Purchase of investment securities available
    for sale                                    (6,026,250)     (4,001,975)
  Proceeds from maturities and issuer calls
    of investment securities available for sale  1,500,000               -
  Proceeds from sale of investment securities
    available for sale                           3,505,963               -
  Principal collected on mortgage-backed
    securities held to maturity                    200,221         111,621
  Purchase of mortgage-backed securities
    available for sale                                   -     (10,725,345)
  Repayment (origination) of loans, net            894,277      (2,320,556)
  Purchases of premises and equipment              (31,498)        (18,719)
  Purchase of investment in mortgage servicing
    rights                                        (108,675)     (1,163,250)
  Proceeds from sales of real estate acquired
    in settlement of loans                         702,194               -
                                               -----------     -----------
          Net cash provided by (used in)
            investing activities                   936,232     (16,761,082)
                                               -----------     -----------
Cash flows from financing activities:
  Net (decrease) increase in certificates
    of deposit                                  (2,535,142)      9,572,478
  Net increase (decrease) in other deposits        827,887        (115,928)
  Advances from FHLB                                     -      10,500,000
  Repayment of note payable                              -      (1,200,000)
  Repurchase of common stock                             -         (87,657)
  Cash dividends paid                             (375,106)       (343,940)
  Proceeds from issuance of common stock upon
    exercise of stock options                            -         238,750
                                               -----------     -----------

         Net cash provided by (used in)
            financing activities                (2,082,361)     18,563,703
                                               -----------     -----------
Net increase (decrease) in cash and cash
  equivalents                                     (426,840)      2,959,437
Cash and cash equivalents at beginning of
  period                                         4,195,001       1,326,503
                                               -----------     -----------
Cash and cash equivalents at end of period      $3,768,161       4,285,940
                                               ===========     ===========

See accompanying notes to consolidated financial statements.

              HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows

                                                        Six Months Ended June 30,
                                                      ------------------------------
                                                          1998             1997
                                                      -------------    -------------
                                                                (Unaudited)
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                          $3,093,832       2,845,630
                                                       ==========       =========
     Income taxes                                      $  206,273         406,342
                                                       ==========       =========
Supplemental schedule of noncash investing and
  financing activities:
     Loans transferred to real estate acquired in
      settlement of loans                              $   36,436               -
                                                       ==========       =========
 Dividends payable                                     $  187,553         175,821
                                                       ==========       =========

See accompanying notes to consolidated financial statements.

              HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements
                           June 30, 1998
                             (Unaudited)

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

     All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Consolidated Statement of Financial Condition as of December 31, 1997 was derived from the Corporation's audited Consolidated Statement of Financial Condition as of December 31, 1997, included in the Corporation's 1997 Annual Report on Form 10-K.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------
     For a description of the significant accounting and reporting policies, see note (1) in the notes to the December 31, 1997 consolidated financial statements of the 1997 annual report. Also see note (4) to the consolidated financial statements for accounting policies related to the investment in mortgage servicing rights.

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

     Comprehensive income is the change in equity of a Corporation during the period from transactions and other events and circumstances from nonowner sources. Comprehensive income is divided into net income and other comprehensive income. The Corporation's other comprehensive income for the three and six months ended June 30, 1998 and 1997 consists of unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income(loss) for the three months ended June 30, 1998 and 1997 is ($315,221) and $500,726, respectively. Comprehensive income for the six months ended June 30, 1998 and 1997 is $241,005 and $581,785, respectively.

(3) Cash and Cash Equivalents
    -------------------------
    Cash and cash equivalents include cash on hand and in banks, interest-bearing balances in other banks, and federal funds sold. Generally, cash and cash equivalents are considered to have maturities of three months or less.

(4) Investment in Mortgage Servicing Rights
    ---------------------------------------
    During 1996, the Corporation made a $3,000,000 commitment to be a limited partner in Dovenmuehle Mortgage Company L.P. ("DMCLP") Tranche VIII Servicing Division of Dovenmuehle Mortgage Inc. ("DMI"). DMI provides mortgage servicing for a national portfolio of residential, multi-family and commercial mortgage loans. These loans are owned or securitized by national mortgage agencies, and by a variety of private banks, thrifts, insurance companies and other loan investors. DMI formed DMCLP as a funding vehicle to purchase portfolios of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation nonrecourse residential servicing. DMI provides the mortgage servicing for these portfolios. Under this structure investors in DMCLP invest in separate tranches, each of which has its own identified servicing rights and each of which may be owned by one or a group of investors. The equity investors in each tranche benefit from a financial return based solely on the performance of the mortgage servicing rights purchased for the tranche. The Corporation has funded all of its $3,000,000 commitment.

    The investment is accounted for under the equity method. Management periodically evaluates the fair value of the mortgage servicing rights owned by DMCLP using appraisals prepared by a third party and adjusts the carrying value of their investment when there is impairment.

    During the three months ended June 30, 1998, the Corporation recognized an impairment valuation adjustment totaling $1,234,521. The impairment and write-down of the mortgage servicing rights is due to significant prepayments of the underlying mortgage loans due to a decline in mortgage loan interest rates. Total earnings (loss) were ($1,215,792) and $23,721 for the three months ended June 30, 1998 and 1997, respectively, and ($1,176,957) and $61,995 for the six months ended June 30, 1998 and 1997, respectively.

(5) Allowance for Loan Losses
    -------------------------
    The following is a reconciliation of the allowance for loan losses for the three and six months ended June 30, 1998 and 1997:

                                    Three months           Six months
                                   ended June 30,         ended June 30,
                                -------------------    -------------------
                                 1998         1997      1998         1997
                                ------       ------    -------     -------
Balance at beginning of period  $ 743,547    723,547   738,547     718,547
Provision for loan losses           5,000      5,000    10,000      10,000
                                ---------    -------   -------     -------
Balance at end of period        $ 748,547    728,547   748,547     728,547
                                ---------    -------   -------     -------

(6) Borrowings
    ----------
    The Corporation has $10,500,000 in advances from the Federal Home Loan Bank of Atlanta. These advances bear interest at a floating rate equal to one month LIBOR and mature on February 24, 1999.
                                                     (Continued)

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

                                                 Three months            Six months
                                                ended June 30,          ended June 30,
                                             -------------------     -------------------
                                              1998         1997       1998         1997
                                             ------       ------     -------     -------
Basic EPS denominator:  weighted average
  number of common shares outstanding        1,250,356    1,252,252  1,250,356   1,224,225
Dilutive effect arising from assumed
  exercise of stock options                          -            -          -       1,427
                                             ---------    ---------  ---------   ---------
           Diluted EPS denominator           1,250,356    1,252,252   1,250,356   1,225,652
                                             ---------    ---------  ---------   ---------

(8) Other Accounting Changes

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

                                                    (Continued)

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement will be adopted by the Corporation in 1999 without any impact on its consolidated financial statements as the Corporation does not have any derivative financial instruments nor is involved in any hedging activities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Comparison of Operating Results for the Six Months ended June
30, 1998 and 1997
--------------------------------------------------------------

Net income for the six months ended June 30, 1998 decreased to $243,981, or $.20 per basic and diluted share, from $725,876 or $.59 per basic and diluted share for the same period in 1997. The decrease in net income was due to a $1,177,000 loss on investment in mortgage servicing rights. This loss was partially offset by a $403,000 pre-tax gain on the sale of two outparcels to the Waynesville Plaza Shopping Center which the Corporation had been holding as real estate acquired in settlement of loans. In addition, net interest income increased by $206,000 and general and administrative expenses decreased by $43,000.

Total interest income for the six months ended June 30, 1998 was $5,595,420, a $393,000 increase from the same period in 1997. The reason for the change was an increase in the average balance of interest earning assets of approximately $10.9 million due to the purchase of investment securities. The average yield on interest earning assets decreased by 4 basis points to 7.71% for the six months ended June 30, 1998 compared to 7.75% for the same period in 1997. The decrease in average yield is mainly due to a decrease in average yield on loans receivable from 8.01% for the six months ended June 30, 1997 to 7.98% for the same period in 1998 due to competitive pressures in the marketplace for loans.

Interest expense for the six months ended June 30, 1998 increased from 1997 by $188,000 mainly due to an increase in the average balance of interest bearing liabilities of $8.0 million, or 6.6%. The increase is mainly due to the Corporation borrowing $10.5 million in advances from the Federal Home Loan Bank of Atlanta ("FHLB") in the first quarter of 1997 The rate paid on interest bearing liabilities remained fairly constant between periods.

The overall net effect of these changes was a $206,000 increase in net interest income and a decrease in the interest rate spread between interest earning assets and interest bearing liabilities from 2.93% in 1997 to 2.90% in 1998.

Comparative yields, costs and spreads for the respective periods are as follows:

                                                    Six Months                   Twelve Months
                                                      ended            At            ended
                                                     June 30,         June 30,     December 31,
                                                   1998     1997       1998          1997
                                                   ----     ----       ----          ----

Average yield on interest earning assets          7.71%     7.75%      7.63%         7.80%
Average rate on interest bearing liabilities      4.81%     4.82%      5.04%         4.94%
                                                  ----      ----       ----          ----
Asset/liability spread                            2.90%     2.93%      2.59%         2.86%
                                                  ====      ====       ====          ====

Other income decreased $1,015,000 for the six months ended June 30, 1998 compared to the same period in 1997 due to a $1,235,000 impairment valuation adjustment to an equity investment in a mortgage servicing partnership. The underlying mortgage servicing rights were written down to their fair value based on an independent appraisal. The impairment and subsequent write-down of the mortgage servicing rights is due to significant prepayments of the underlying mortgage loans due to a decline in mortgage loan interest rates. Total loss on mortgage servicing rights was $1,777,000 for the six month period. The investment in mortgage servicing rights is evaluated periodically by management for impairment and no assurance can be given that additional impairment valuation adjustments will not be required in the future. Also see footnote (4) to the consolidated financial statements.

This loss was partially offset by the sale of the outparcels to the Waynesville Plaza Shopping Center for a gain of approximately $403,000. Total proceeds from the sales were $682,000 which were invested in loans receivable and other investments. The gain on the sale of real estate acquired in settlement of loans was partially offset by a decrease in real estate operations, net of approximately $204,000. In 1997, the Corporation sold the Waynesville Plaza Shopping Center and as a result no longer receives rental and other income associated with operating the shopping center.

General and administrative expenses decreased by approximately $43,000, or 2.7%, between six month periods. The decrease is due to a decrease in federal and other insurance premiums, salaries and employee benefits, and occupancy and equipment expense.

As a result of these and other factors, income before income taxes decreased $765,895 for the six months ended June 30,1998 versus 1997. Income tax expense of $149,000 during the period resulted in an effective income tax rate of 37.9% compared to 37.4% in 1997.

Comparison of Operating Results for the Three Months ended June
30, 1998 and 1997
---------------------------------------------------------------

Net loss for the three months ended June 30, 1998 was ($390,802), or ($.31) per basic and diluted share as compared to net income of $415,812 or $.33 per basic and diluted share for the same period in 1997. The net loss was due to a $1,216,000 loss on investment in mortgage servicing rights.

Total interest income for the three months ended June 30, 1998 was $2,789,798, a $29,000 increase from the same period in 1997. Average interest earning assets increased approximately $5.6 million between periods while the average yield on interest earning assets decreased from 7.90% for the three months ended June 30, 1997 to 7.66% for the three months ended June 30, 1998.

Interest expense for the three months ended June 30, 1998 decreased from the same period in 1997 by $10,000 due to an increase in the average balance of interest bearing liabilities of $2.2 million and a decrease in the rate paid on interest bearing liabilities of 12 basis points.

The overall net effect of these changes was a $39,000 increase in net interest income and a decrease in the interest rate spread between interest earning assets and interest bearing liabilities from 2.96% in 1997 to 2.84% in 1998.


Other income decreased $1,329,000 for the three months ended June 30, 1998 compared to the same period in 1997 due to a $1,235,000 impairment valuation adjustment to an equity investment in a mortgage servicing partnership as discussed above. Total loss on mortgage servicing rights was $1,216,000 for the three month period. Also contributing to the change in other income is a decrease in income from real estate operations of approximately $108,000. In 1997, the Corporation sold the Waynesville Plaza Shopping Center and as a result no longer receives rental and other income associated with operating the shopping center.

General and administrative expenses increased by approximately
$14,000, or 1.8%, between three month periods. The increase is due to an increase in federal and other insurance premiums.

As a result of these and other factors, income before income taxes decreased $1,303,614 for the three months ended June
30,1998 versus 1997. Income tax benefit of $258,000 during the period resulted in an effective income tax rate of 39.8% compared to 36.5% in 1997.

Comparison of Financial Condition at June 30, 1998 and December
31, 1997
---------------------------------------------------------------

Total assets decreased by $1.8 million or 1.15% from $153.5 million at December 31, 1997 to $151.7 million at June 30, 1998. The Corporation experienced little loan growth during the quarter with the loan portfolio decreasing by approximately $1.0 million. Loan originations for the period were approximately $14.1 million. The Corporation also had deposit run-off of approximately $1.7 million.

In addition, the investment in mortgage servicing rights decreased by approximately $1.1 million due to the impairment of the asset. As discussed above, the impairment resulted from the significant prepayment of the underlying mortgage loans during 1998.

Total liabilities decreased by $1.7 million to $129.6 million at June 30, 1998. The decrease is due to a decrease in interest-bearing deposits of approximately $1.7 million. The decrease is mainly in certificates of deposit and is attributable to competitive pressures in the marketplace for deposits.

Stockholders' equity decreased by $73,000 from $22.2 million at December 31, 1997 to $22.1 million at June 30, 1998. This decrease is due to quarterly dividends of $.15 per share or $375,000 offset by net income for the six months of $244,000.

Asset Quality
-------------

At June 30, 1998, the Corporation had approximately $902,000 of loans in nonaccrual status as compared to $583,000 at December 31, 1997. At June 30, 1998 and December 31, 1997, the
Corporation had no loans that were considered to be impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". There were no loans contractually past due 90 days or more and still accruing at June 30, 1998 and December 31, 1997. In the opinion of management, there are no other loans which cause management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms which could result in becoming classified as problem assets. The Corporation's allowance for loan losses was $748,547 or .66% of outstanding loans at June 30, 1998. This compares to .64% at December 31, 1997.

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

Real estate acquired in settlement of loans decreased from approximately $246,000 at December 31, 1997 to $7,192 at June
30, 1998 due primarily to the sale of two outparcels to the Waynesville Plaza Shopping Center.

Year 2000 Planning
------------------
The Corporation has been assessing possible effects of the Year 2000 problem in connection with its technology investments and operations. Management believes that the Corporation has limited exposure and expects the cost of addressing the Year 2000 issues to be approximately $140,000. A Year 2000 plan has been approved by the board of directors.

A part of the Corporation's plan in addressing the Year 2000 Issue was to contact all third party vendors, request documentation regarding their Year 2000 compliance efforts, and analyze the responses. This was a significant phase because the Corporation does not perform in-house programming, and thus is dependent on external vendors to ensure and modify, if necessary, the hardware, or service it provides to the Corporation to be Year 2000 complaint. This phase is now virtually complete and the Corporation is currently following up on any issues or concerns identified in the responses received, as necessary.

The Corporation is installing a new mainframe computer system and teller terminals in October 1998 that will be Year 2000 compliant. Both systems will be tested prior to December 31, 1998.

The Corporation is also in the process of developing a contingency plan. The Corporation's efforts to date have been concentrated on remediation efforts as discussed above.

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

At June 30, 1998, Haywood Bancshares had approximately $31 million in cash, interest bearing balances in other banks, federal funds sold and investment securities. Management believes that the level of liquidity at June 30, 1998, is adequate and in compliance with regulatory requirements.

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

Capital Resources
-----------------
As a North Carolina-charted savings bank, Haywood Savings is subject to the capital requirements of the FDIC and the N.C. Administrator of Savings Institutions ("the Administrator").
The FDIC requires Haywood Savings to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be well-capitalized, the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to Haywood Savings is the allowance for loan losses. Risk-weighted assets reflect Haywood Savings' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. Haywood Savings is also subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3%, and a ratio of 5% to be "well capitalized." The Administrator requires a net worth equal to at least 5% of assets. At June 30, 1998, Haywood Savings was in compliance with all of the aforementioned capital requirements and is deemed to be "well capitalized". The Corporation must comply with FRB capital requirements which are substantially the same.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

       Not Applicable.

PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        On April 28, 1998, the Company held its Annual Meeting of Stockholders at which the following matters were voted:


        Proposal I - Election of Directors

        NOMINEE                           FOR           WITHHELD

        Philip S. Dooly                  993,485        10,714
        C. Jeff Reece, Jr.               996,285         7,914
        R. Bruce Norman                  993,485        10,714


        There were no abstentions or broker non-votes.

        The term of office of Directors Larry R. Ammons, Glenn
        W. Brown, William P. Burgin, R. Neal Ensley, Joseph E.
        Taylor, Jr., C. Leon Turner and G. D. Stovall, Jr.
        continued after the Annual Meeting.

        Proposal II - Ratification of Appointment of Auditors


               FOR      AGAINST           ABSTAIN
               ---      -------           -------
             996,685       50              7,464

        In addition, there were no broker non-votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are being filed with the report.

        Exhibit
        Number           Description
        ------           -----------
         27.1            Financial Data Schedule (EDGAR only)
         27.2            Restated Financial Data Schedule
                         (EDGAR only)

     (b)  Reports on Form 8-K. During the quarter ended June 30,
          1998, the Registrant did not file any reports on Form
          8-K.

                         SIGNATURES
                         ----------


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAYWOOD BANCSHARES, INC.
                               (Registrant)


Date: August 13, 1998          By: /s/Larry R. Ammons
                               ----------------------
                               Larry R. Ammons
                               (President and Principal
                                Executive Officer)
                               (Duly Authorized Representative)




Date: August 13, 1998          By: /s/Jack T. Nichols
                               ----------------------
                               Jack T. Nichols
                               (Principal Financial Officer
                               and Principal Accounting Officer)