Form 10-Q
period 1998-09-30
HAYWOOD BANCSHARES INC
filed 1998-11-16
CIK 940941

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1998

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

    As of November 12, 1998, shares of common stock outstanding were 1,250,356.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
             Consolidated Statements of Financial Condition

                                                 September 30,    December 31,
                                                     1998            1997
                                                 ------------    ------------
            Assets                                (Unaudited)
            ------
Cash on hand and in banks                         $  1,799,442     1,736,787
Interest-bearing balances in other banks               436,105       418,967
Federal funds sold                                     350,574     2,039,247
Investment securities:
  Held to maturity (fair value of $11,137,890
    and $11,303,051, at September 30, 1998 and
    December 31, 1997, respectively)                11,068,066    11,242,929
  Available for sale (cost of $18,725,927
    and $15,719,503 at September 30, 1998 and
    December 31, 1997, respectively)                18,632,440    15,805,611
Loans receivable (net of allowance for loan
    losses of $753,547 and $738,547, at September
    30, 1998 and December 31, 1997, respectively)  110,810,893   114,150,356
Real estate acquired in settlement of loans              7,192       246,078
Federal Home Loan Bank stock, at cost                1,427,300     1,427,300
Premises and equipment                               1,515,810     1,551,510
Investment in mortgage servicing rights                751,138     3,027,116
Goodwill                                               688,355       727,530
Other assets                                         2,054,355     1,106,143
                                                  ------------   -----------
                                                  $149,541,670   153,479,574
                                                  ============   ===========
       Liabilities and Stockholders' Equity
       ------------------------------------
Deposit accounts:
 Noninterest-bearing                              $    362,540       199,170
 Interest-bearing, including $13,959,121
  and $13,973,839, respectively, of time
  deposits for $100,000 or more                    114,982,578   118,471,286
                                                  ------------   -----------
                                                   115,345,118   118,670,456
Advances from Federal Home Loan Bank                10,500,000    10,500,000
Accrued expenses and other liabilities               2,324,938     2,135,586
                                                  ------------   -----------
            Total liabilities                      128,170,056   131,306,042
                                                  ------------   -----------
Stockholders' equity:
  Serial preferred stock, $1.00 par value,
   5,000,000 shares  authorized; no
   shares issued or outstanding                             --            --
  Common stock, $1.00 par value, 10,000,000
   shares authorized; 1,250,356 shares issued
   and outstanding, respectively                     1,250,356     1,250,356
  Additional paid-in capital                         3,515,948     3,437,275
  Retained income, substantially restricted         16,677,988    17,487,686
  Accumulated other comprehensive income               (61,312)       56,831
  Less obligation in connection with funds
    used to acquire common shares by ESOP              (11,366)      (58,616)
                                                  ------------   -----------
            Total stockholders' equity              21,371,614    22,173,532
                                                  ------------   -----------
                                                  $149,541,670   153,479,574
                                                  ============   ===========

See accompanying notes to consolidated financial statements.

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Income

                                               Nine Months Ended September 30,
                                               ------------------------------
                                                    1998             1997
                                               -------------    -------------
                                                         (Unaudited)
Interest income:
  Loans                                        $ 6,859,929       6,761,795
  Investment securities                          1,330,937       1,057,526
  Interest-bearing balances in other banks          19,960          16,882
  Federal funds sold                                49,486          50,007
  Other                                             79,186          77,397
                                               -----------      ----------
         Total interest income                   8,339,498       7,963,607
                                               -----------      ----------
Interest expense:
  Deposits, including $431,839 in 1998 and
    $435,904 in 1997, on time deposits for
    $100,000 or more                             4,140,012       4,140,251
  Other borrowed money                             453,633         354,838
                                               -----------      ----------
         Total interest expense                  4,593,645       4,495,089
                                               -----------      ----------
         Net interest income                     3,745,853       3,468,518
Provision for loan losses                           15,000          15,000
                                               -----------     -----------
         Net interest income after provision
           for loan losses                       3,730,853       3,453,518
                                               -----------     -----------
Other income:
  Insurance income, net                            136,356         135,605
  Service charges on deposits                       44,994          56,699
  Rental income                                     37,598          41,760
  Gain on sale of real estate acquired
   in settlement of loans                          426,872         679,349
  Real estate operations, net                        3,390         256,079
  Gain on sale of investment securities
   available for sale                                6,418              --
  Income (loss) on investment in mortgage
   servicing rights                             (2,384,653)         86,390
  Other income                                      65,913          40,331
                                               -----------     -----------
         Total other income (expense), net      (1,663,112)      1,296,213
                                               -----------     -----------
General and administrative expenses:
  Salaries and employee benefits                 1,387,253       1,400,697
  Occupancy and equipment                          235,938         261,083
  Federal and other insurance premiums              61,209          63,443
  Amortization of goodwill                          39,175          39,375
  Other expenses                                   628,458         608,048
                                               -----------     -----------
         Total general and administrative
           expenses                              2,352,033       2,372,646
                                               -----------     -----------
         Income before income taxes               (294,292)      2,377,085
Income taxes (benefit)                             (77,000)        824,500
                                               -----------     -----------
         Net income (loss)                     $  (207,292)      1,552,585
                                               ===========     ===========
Per share amounts:
          Net income (loss) - basic            $     (0.17)    $      1.26
                                               ===========     ===========
          Net income (loss) - diluted          $     (0.17)    $      1.26
                                               ===========     ===========

See accompanying notes to consolidated financial statements.

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Income

                                              Three Months Ended September 30,
                                              -------------------------------
                                                   1998             1997
                                              -------------    -------------
                                                         (Unaudited)
Interest income:
  Loans                                        $ 2,277,385       2,294,109
  Investment securities                            415,550         400,134
  Interest-bearing balances in other banks           4,759           8,795
  Federal funds sold                                19,402          32,543
  Other                                             26,982          26,083
                                               -----------      ----------
         Total interest income                   2,744,078       2,761,664
                                               -----------      ----------

Interest expense:
  Deposits, including $107,023 in 1998 and
    $133,171 in 1997, on time deposits for
    $100,000 or more                             1,369,307       1,455,912

  Other borrowed money                             151,636         154,047
                                               -----------      ----------
         Total interest expense                  1,520,943       1,609,959
                                               -----------      ----------
         Net interest income                     1,223,135       1,151,705
Provision for loan losses                            5,000           5,000
                                               -----------      ----------
         Net interest income after provision
           for loan losses                       1,218,135       1,146,705
                                               -----------      ----------
Other income:
  Insurance income, net                             59,043          44,301
  Service charges on deposits                       14,649          18,548
  Rental income                                     12,231          12,588
  Gain on sale of real estate acquired in
    settlement of loans                                 --         679,349
  Real estate operations, net                        2,180          51,123
  Income (loss) on investment in mortgage
    servicing rights                            (1,207,696)         24,395
  Other income                                      26,042          21,193
                                               -----------      ----------
         Total other income (expense), net      (1,093,191)        851,497
                                               -----------      ----------
General and administrative expenses:
  Salaries and employee benefits                   495,716         466,988
  Occupancy and equipment                           73,288          85,811
  Federal and other insurance premiums              20,992          21,234
  Amortization of goodwill                          12,925          13,125
  Other expenses                                   199,296         192,835
                                               -----------      ----------
         Total general and administrative
           expenses                                802,217         799,993
                                               -----------      ----------
         Income (loss) before income taxes        (677,273)      1,218,209
Income taxes (benefit)                            (226,000)        391,500
                                               -----------      ----------
         Net income (loss)                     $  (451,273)        826,709
                                               ===========      ==========
Per share amounts:
          Net income (loss) - basic            $     (0.36)     $     0.67
                                               ===========      ==========
          Net income (loss) - diluted          $     (0.36)     $     0.67
                                               ===========      ==========

See accompanying notes to consolidated financial statements.

            HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
        Consolidated Statement of Stockholders' Equity
          Nine Months ended September 30, 1998 and 1997
                        (Unaudited)



                                                                     Accumulated
                                            Additional                  Other       Obligation      Total
                                 Common     Paid-in       Retained   Comprehensive   of the     Stockholders'
                                  Stock     Capital        Income       Income        ESOP          Equity
                                ----------  -----------   ----------    --------    ----------  -------------
Balance at December 31, 1997    $1,250,356    3,437,275   17,487,686      56,831     (58,616)    22,173,532
Net income                              --           --     (207,292)         --          --       (207,292)
Cash dividends declared on
  common stock, $.45 per share          --           --     (562,659)         --          --       (562,659)
Principal repayment of ESOP debt        --           --           --          --      47,250         47,250
Release and allocation of ESOP
  shares                                --       78,673      (39,747)         --          --         38,926
Net unrealized loss on
  securities, net of tax
  effect of $61,452                     --           --           --    (118,143)         --       (118,143)
                                ----------   ----------   ----------    --------    --------     ----------
Balance at September 30, 1998   $1,250,356    3,515,948   16,677,988     (61,312)    (11,366)    21,371,614
                                ==========   ==========   ==========    ========    ========     ==========

                                                                     Accumulated
                                            Additional                  Other      Obligation      Total
                                 Common     Paid-in       Retained   Comprehensive  of the     Stockholders'
                                  Stock     Capital        Income       Income       ESOP          Equity
                                ----------  -----------   ----------   -----------  ----------  --------------
Balance at December 31, 1996    $1,211,856    3,218,006   16,298,440          --    (201,408)    20,526,894
Stock options exercised             44,000      194,750           --          --          --        238,750
Repurchase of common stock          (5,500)     (82,157)          --          --          --        (87,657)
Net income                              --           --    1,552,585          --          --      1,552,585
Cash dividends declared on
  common stock, $.42 per share          --           --     (526,131)         --          --       (526,131)
Principal repayment of
  ESOP debt                             --           --           --          --      47,250         47,250
Release and allocation of
  ESOP shares                           --       61,415      (26,666)         --          --         34,749
Net unrealized loss on securities
  net of tax effect of $58,047          --           --           --    (114,740)         --       (114,740)
                                ----------   ----------   ----------    --------    --------     ----------
Balance at September 30, 1997   $1,250,356    3,392,014   17,298,228    (114,740)   (154,158)    21,671,700
                                ==========   ==========   ==========    ========    ========     ==========


See accompanying notes to consolidated financial statements.

                   HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows

                                                Nine Months Ended June 30,
                                               ------------------------------
                                                    1998             1997
                                               -------------    -------------
                                                         (Unaudited)
Cash flows from operating activities:
  Net income (loss)                            $  (207,292)      1,552,585
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                    15,000          15,000
       Depreciation and amortization               149,970         128,121
       Amortization of goodwill                     39,175          39,375
       Loss (income) from investment in mortgage
         servicing rights                        2,384,653         (86,390)
       Increase in allowance for uncollected
         interest                                   11,854           8,042
     Net gain on sale of real estate acquired
      in settlement of loans                      (426,872)       (679,349)
     Net gain on sale of investment securities
      available for sale                            (6,418)             --
     Increase in other assets                     (948,212)       (194,854)
     Increase in accrued expenses and
       other liabilities                           298,054         538,852
     Increase in deferred loan fees                 34,719          41,453
     Net noncash expense recorded for ESOP          38,926          34,749
                                               -----------     -----------
          Net cash provided by operating
            activities                           1,383,557       1,397,584
                                               -----------     -----------
Cash flows from investing activities:
  Purchases of investment securities held to
    maturity                                    (7,100,000)     (3,600,000)
  Proceeds from maturities and issuer calls
    of investment securities held to maturity    7,000,000       4,957,142
  Purchase of investment securities available
    for sale                                    (9,062,828)     (5,000,925)
  Proceeds from maturities and issuer calls
    of investment securities available for sale  2,500,000              --
  Proceeds from sale of investment securities
    available for sale                           3,505,962              --
  Principal collected on mortgage-backed
    securities held to maturity                    274,863         201,190
  Purchase of mortgage-backed securities
    available for sale                                  --     (10,725,345)
  Repayment (origination) of loans, net          3,241,454      (5,251,106)
  Purchases of premises and equipment              (57,410)        (50,524)
  Purchase of investment in mortgage servicing
    rights                                        (108,675)     (1,163,250)
  Proceeds from sales of real estate acquired
    in settlement of loans                         702,194       2,251,951
                                               -----------     -----------
          Net cash provided by (used in)
            investing activities                   895,560     (18,380,867)
                                               -----------     -----------
Cash flows from financing activities:
  Net (decrease) increase in certificates
    of deposit                                  (4,453,631)     10,695,725
  Net increase in other deposits                 1,128,293         255,639
  Advances from FHLB                                    --      10,500,000
  Repayment of note payable                             --      (1,200,000)
  Repurchase of common stock                            --         (87,657)
  Cash dividends paid                             (562,659)       (519,761)
  Proceeds from issuance of common stock upon
    exercise of stock options                           --         238,750
                                               -----------     -----------

         Net cash provided by (used in)
            financing activities                (3,887,997)     19,882,696
                                               -----------     -----------
Net increase (decrease) in cash and cash
  equivalents                                   (1,608,880)      2,899,413
Cash and cash equivalents at beginning of
  period                                         4,195,001       1,326,503
                                               -----------     -----------
Cash and cash equivalents at end of period      $2,586,121       4,225,916
                                               ===========     ===========

See accompanying notes to consolidated financial statements.

              HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                          1998             1997
                                                      -------------    -------------
                                                                (Unaudited)
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                          $4,646,239       4,499,869
                                                       ==========       =========
     Income taxes                                      $  694,000         601,000
                                                       ==========       =========
Supplemental schedule of noncash investing and
  financing activities:
     Loans transferred to real estate acquired in
      settlement of loans                              $   36,436              --
                                                       ==========       =========
 Dividends payable                                     $  187,553         175,050
                                                       ==========       =========

See accompanying notes to consolidated financial statements.

              HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements
                        September 30, 1998
                             (Unaudited)

(1)  Presentation of Financial Statements
     ------------------------------------
     The consolidated financial statements include the accounts of Haywood Bancshares, Inc. (the Corporation) and its wholly-owned subsidiary, Haywood Savings Bank, SSB (Haywood Savings). All intercompany transactions and balances are eliminated in consolidation.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Consolidated Statement of Financial Condition as of December 31, 1997 was derived from the Corporation's audited Consolidated Statement of Financial Condition as of December 31, 1997, included in the Corporation's 1997 Annual Report on Form 10-K.

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

     Comprehensive income is the change in equity of a Corporation during the period from transactions and other events and circumstances from nonowner sources. Comprehensive income is divided into net income and other comprehensive income. The Corporation's other comprehensive income (loss) for the three and nine months ended September 30, 1998 and 1997 consists of unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income (loss) for the three months ended September 30, 1998 and 1997 is ($566,440) and $856,060, respectively. Comprehensive income (loss) for the nine months ended September 30, 1998 and 1997 is ($325,435) and $1,437,845, respectively.

(3)  Cash and Cash Equivalents
     -------------------------
     Cash and cash equivalents include cash on hand and in
      banks, interest-bearing balances in other banks, and federal funds sold. Generally, cash and cash equivalents are considered to have maturities of three months or less.

(4)  Investment in Mortgage Servicing Rights
     ---------------------------------------

     During 1996, the Corporation made a $3,000,000 commitment to be a limited partner in Dovenmuehle Mortgage Company L.P. ("DMCLP") Tranche VIII Servicing Division of Dovenmuehle Mortgage Inc. ("DMI"). DMI provides mortgage servicing for a national portfolio of residential, multi-family and commercial mortgage loans. These loans are owned or securitized by national mortgage agencies, and by a variety of private banks, thrifts, insurance companiesand other loan investors. DMI formed DMCLP as a funding vehicle to purchase portfolios of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation nonrecourse residential servicing.
     DMI provides the mortgage servicing for these portfolios. Under this structure investors in DMCLP invest in separate tranches, each of which has its own identified servicing rights and each of which may be owned by one or a group of investors. The equity investors in each tranche benefit from a financial return based solely on the performance of the mortgage servicing rights purchased for the tranche. The Corporation has funded all of its $3,000,000 commitment.

     The investment is accounted for under the equity method. Management periodically evaluates the fair value of the mortgage servicing rights owned by DMCLP using appraisals prepared by a third party and adjusts the carrying value of their investment when there is impairment.

     During the three months and nine months ended September 30, 1998, the Corporation recognized impairment valuation adjustments totaling approximately $1,078,000 and $2,316,000, respectively. The impairment and write-down of the mortgage servicing rights is due to significant prepayments of the underlying mortgage loans due to a decline in mortgage loan interest rates. Total earnings
     (loss) of DMCLP recognized by the Corporation on the equity method of accounting were($1,207,696) and $24,395 for the three months ended September 30, 1998 and 1997, respectively, and ($2,384,653) and $86,390 for the nine months ended September 30, 1998 and 1997, respectively.

(5)  Allowance for Loan Losses
     -------------------------

     The following is a reconciliation of the allowance for loan losses for the three and nine months ended September 30, 1998 and 1997:

                                    Three months          Nine months
                                ended September 30,    ended September 30,
                                -------------------    -------------------
                                 1998         1997      1998         1997
                                ------       ------    -------     -------
Balance at beginning of period  $ 748,547    713,547   738,547     703,547
Provision for loan losses           5,000      5,000    15,000      15,000
                                ---------    -------   -------     -------
Balance at end of period        $ 753,547    718,547   753,547     718,547
                                =========    =======   =======     =======

(6)  Borrowings
     ----------
     The Corporation has $10,500,000 in advances from the Federal Home Loan Bank of Atlanta. These advances bear interest at a floating rate equal to one month LIBOR and mature on February 24, 1999.
                                 9                  (Continued)

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


                                                 Three months           Nine months
                                             ended September 30,     ended September 30,
                                             -------------------     -------------------
                                              1998         1997       1998         1997
                                             ------       ------     -------     -------
Basic EPS denominator:  weighted average
  number of common shares outstanding        1,248,692    1,240,957  1,247,612    1,229,802
Dilutive effect arising from assumed
  exercise of stock options                         --           --         --          952
                                             ---------    ---------  ---------   ----------
           Diluted EPS denominator           1,248,692    1,240,957  1,247,612    1,230,754
                                             =========    =========  =========   ==========


(8)  Other Accounting Changes
     ------------------------
     In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997 and in the initial year of application, comparative information for earlier years is to be restated. The Corporation will adopt SFAS No. 131 in 1998 without any significant impact on its consolidated financial statements as the Corporation operates as one segment.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosure about Pensions and Other
     Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements of pensions and other postretirement benefits. It does not change any measurement or recognition provisions, and thus will not materially impact the Corporation. SFAS No. 132 is effective for fiscal years beginning after December 15,
     1997.  The Corporation will present the required
     disclosures in its financial statements for the year ending December 31, 1998.
                         10
                                                    (Continued)

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after September 15, 1999. This statement will be adopted by the Corporation in 1999 without any impact on its consolidated financial statements as the Corporation does not have any derivative financial instruments nor is involved in any hedging activities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS  OF OPERATIONS.

Comparison of Operating Results for the Nine months ended
---------------------------------------------------------
 September 30, 1998 and 1997
----------------------------

Net income (loss) for the nine months ended September 30, 1998 decreased to ($207,292), or ($.17) per basic and diluted share, from $1,552,585 or $1.26 per basic and diluted share for the same period in 1997. The decrease in net income was due to a ($2,384,653) loss on investment in mortgage servicing rights. This loss was partially offset by a $403,000 pre-tax gain on the sale of two outparcels to the Waynesville Plaza Shopping
Center which the Corporation had been holding as real estate acquired in settlement of loans. In addition, net interest income increased by $277,000 and general and administrative expenses decreased by $21,000.

Total interest income for the nine months ended September 30, 1998 was $8,339,498, a $376,000 increase from the same period in 1997. The reason for the change was an increase in the average balance of interest earning assets of approximately $7.4 million due to the purchase of investment securities. The average yield on interest earning assets decreased by 5 basis points to 7.69% for the nine months ended September 30, 1998 compared to 7.74% for the same period in 1997. The decrease in average yield is mainly due to a decrease in average yield on loans receivable from 8.05% for the nine months ended September 30, 1997 to 8.01% for the same period in 1998 due to competitive pressures in the marketplace for loans.

Interest expense for the nine months ended September 30, 1998 increased from 1997 by $99,000 mainly due to an increase in the average balance of interest bearing liabilities of $4.6 million, or 3.7%. The increase is mainly due to the Corporation borrowing $10.5 million in advances from the Federal Home Loan Bank of Atlanta ("FHLB") in the first quarter of 1997. The rate paid on interest bearing liabilities remained fairly constant between periods.

The overall net effect of these changes was a $277,000 increase in net interest income and an increase in the interest rate spread between interest earning assets and interest bearing liabilities from 2.86% in 1997 to 2.88% in 1998.

Comparative yields, costs and spreads for the respective periods are as follows:

                                               Nine months                 Twelve Months
                                                 ended           At            ended
                                              September 30,  September 30,   December 31,
                                              1998    1997      1998            1997
                                              ----    ----      ----            ----
Average yield on interest earning assets      7.69%   7.74%     7.47%          7.80%
Average rate on interest bearing liabilities  4.81%   4.88%     4.04%          4.94%
                                              ----    ----      ----           ----
 Asset/liability spread                       2.88%   2.86%     3.43%          2.86%
                                              ====    ====      ====           ====
 Net interest margin                          3.45%   3.37%     3.91%          3.38%
                                              ====    ====      ====           ====

Other income decreased $2,959,000 for the nine months ended
September 30, 1998 compared to the same period in 1997 due to an approximately $2,316,000 impairment valuation adjustment to an equity investment in a mortgage servicing partnership.  The
underlying mortgage servicing rights were written down to their fair value based on an independent appraisal.  The impairment and subsequent write-down of the mortgage servicing rights
is due to significant prepayments of the underlying mortgage loans due to a decline in mortgage loan interest rates.  Total loss on mortgage servicing rights was $2,384,653 for the nine month period.  The investment in mortgage servicing rights is evaluated periodically by management for impairment and no
assurance can be given that additional impairment valuation
adjustments will not be required in the future.  Also see
footnote (4) to the consolidated financial statements.
                         12                         (Continued)

This loss was partially offset by the sale of the outparcels to the Waynesville Plaza Shopping Center for a gain of approximately $403,000. Total proceeds from the sales were $682,000 which were invested in loans receivable and other investments. The gain on the sale of real estate acquired in settlement of loans was offset in part by a decrease in real estate operations, net, of approximately $253,000. In 1997, the Corporation sold the Waynesville Plaza Shopping Center and as a result no longer receives rental and other income associated with operating the shopping center. A pre-tax gain of approximately $679,000 was recognized on the sale of the Waynesville Plaza Shopping Center in 1997.

General and administrative expenses decreased by approximately $21,000, or .87%, between nine month periods. The decrease is due to a decrease in federal and other insurance premiums, salaries and employee benefits, and occupancy and equipment expense.

As a result of these and other factors, income (loss) before income taxes decreased $2,661,377 for the nine months ended September 30, 1998 versus 1997. Income tax expense (benefit) of ($77,000) during the period resulted in an effective income tax rate of 27.1% compared to 34.7% in 1997.

Comparison of Operating Results for the Three Months ended
----------------------------------------------------------
September 30, 1998 and 1997
---------------------------

Net income (loss) for the three months ended September 30, 1998 was ($451,273), or ($.36) per basic and diluted share as compared to net income of $826,709 or $.67 per basic and diluted share for the same period in 1997. The net loss was due to a ($1,207,696) loss on investment in mortgage servicing rights.

Total interest income for the three months ended September 30, 1998 was $2,744,078, a $17,600 decrease from the same period in 1997. Average interest earning assets increased approximately $491,000 between periods while the average yield on interest earning assets decreased from 7.72% for the three months ended September 30, 1997 to 7.64% for the three months ended September 30, 1998.

Interest expense for the three months ended September 30, 1998 decreased from the same period in 1997 by $89,000 due to a decrease in the average balance of interest bearing liabilities of $2.1 million and a decrease in the rate paid on interest bearing liabilities of 20 basis points.

The overall net effect of these changes was a $71,000 increase in net interest income and an increase in the interest rate spread between interest earning assets and interest bearing liabilities from 2.72% in 1997 to 2.84% in 1998.

Other income decreased $1,945,000 for the three months ended September 30, 1998 compared to the same period in 1997 due to an approximately $1,078,000 impairment valuation adjustment to an equity investment in a mortgage servicing partnership as discussed above. Total loss on mortgage servicing rights was $1,207,696 for the three month period. Also attributing to the change in other income is a decrease in gain on sale of real estate acquired in settlement of loans and real estate operations, net, of approximately $679,000 and $49,000, respectively. In 1997, the Corporation sold the Waynesville Plaza Shopping Center for a pre-tax gain of approximately $679,000, and as a result, no longer receives rental and other income associated with operating the shopping center.

General and administrative expenses increased by approximately
$22,000, or 2.8%, between three month periods. The increase is due to an increase in salaries and employee benefits.

As a result of these and other factors, income (loss) before income taxes decreased $1,895,482 for the three months ended September 30,1998 versus 1997. Income tax benefit of $226,000 during the period resulted in an effective income tax rate of 33.4% compared to 32.1% in 1997.
                              13                 (Continued)

Comparison of Financial Condition at September 30, 1998 and
-----------------------------------------------------------
December 31, 1997
-----------------
Total assets decreased by $3.9 million or 2.57% from $153.5 million at December 31, 1997 to $149.5 million at September 30, 1998. The Corporation experienced negative loan growth during the period with the loan portfolio decreasing by approximately $3.3 million. Loan originations for the period were approximately $20.5 million. The Corporation also had net deposit run-off of approximately $3.3 million.

In addition, the investment in mortgage servicing rights decreased by approximately $2.3 million due to the impairment of the asset. As discussed above, the impairment resulted from the significant prepayment of the underlying mortgage loans during 1998.

Total liabilities decreased by $3.1 million to $128.2 million at September 30, 1998. The decrease is due to a decrease in interest-bearing deposits of approximately $3.5 million. The decrease is mainly in certificates of deposit and is attributable to competitive pressures in the marketplace for deposits.

Stockholders' equity decreased by $802,000 from $22.2 million at December 31, 1997 to $21.4 million at September 30, 1998. This decrease is due to quarterly dividends of $.15 per share or $562,700 combined with net loss for the nine months of $207,000.

Asset Quality
-------------

At September 30, 1998, the Corporation had approximately $752,000 of loans in nonaccrual status as compared to $583,000 at December 31, 1997. At September 30, 1998 and December 31, 1997, the Corporation had no loans that were considered to be impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". There were no loans contractually past due 90 days or more and still accruing at September 30, 1998 and December 31, 1997. In the opinion of management, there are no other loans which cause management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms and thus resulting in such loans becoming classified as problem assets. The Corporation's allowance for loan losses was $753,547 or .68% of outstanding loans at September 30, 1998. This compares to .64% at December 31, 1997.

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

Real estate acquired in settlement of loans decreased from approximately $246,000 at December 31, 1997 to $7,000 at
September 30, 1998 due primarily to the sale of two outparcels to the Waynesville Plaza Shopping Center.

                              14
                                                   (Continued)

Year 2000 Planning
------------------
The Corporation recognizes and is addressing the potentially severe implications of the "Year 2000 Issue." The "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations as the Year 2000 approaches. This issue is caused by the fact that many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs were designed and developed without considering the impact of the upcoming change in the century and could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the year 1900 rather than the year 2000. This misidentification could prevent the Corporation from being able to engage in normal business operations, including, among other things, miscalculating interest accruals and the inability to process customer transactions.

The Corporation's Board of Directors has approved a Year 2000 Plan that was developed in accordance with guidelines set forth by the Federal Financial Institutions Examination Council. This plan has three primary phases related to internal Year 2000 compliance.

The first phase of the Corporation's efforts to address the Year 2000 Issue was to inventory all known Corporation processes that could reasonably be expected to be impacted by the Year 2000 Issue and their related vendors, if applicable. This phase is complete, although it is periodically updated as necessary.

The Corporation's second phase in addressing the Year 2000 Issue was to contact all third party vendors, request documentation regarding their Year 2000 compliance efforts, and analyze the responses. This was a significant phase because the Corporation does not perform in-house programming, and thus is dependent on external vendors to ensure and modify, if necessary, the hardware, software, or service it provides to the Corporation to be Year 2000 compliant. This phase is now virtually complete and the Corporation is currently following up on any issues or concerns identified in the responses received, as necessary.

The next phase for the Corporation under the plan is to complete a comprehensive testing of all known processes. The most significant phase of testing is the testing of the Corporation's mainframe computer system, teller terminals and core software
applications.   The Corporation installed a new mainframe
computer system and teller terminals in September 1998 that are Year 2000 compliant. Both systems were tested in September 1998. Upgrades of the core software applications currently used by the Corporation were received from the software vendor in September and were represented to be Year 2000 compliant by the vendor. These applications were successfully loaded onto the Corporation's hardware system in September and Year 2000 testing was also completed immediately after installation.

Another part of the Corporation's Year 2000 plan is to assess the Year 2000 readiness of its significant borrowers and depositers. Through the use of questionnaire's and personal contacts, the Corporation is in the process of assessing the Year 2000 readiness of significant borrowers and depositers of the Corporation. Since the majority of the loans are to individuals and secured by one to four family residences this step is not expected to require a significant amount of time or resources.

The Corporation had previously estimated the total costs to address the Year 2000 Issue to be $180,000. Approximately $117,500 of these costs related to the installation of the mainframe computer system and were capitalized in accordance with the Corporation's capitalization policy. Year 2000 project costs incurred and expensed during the three and nine month periods ended September 30, 1998 were approximately $7,500. Funding of the Year 2000 project costs will come from normal operating cash flow, however the expenses associated with the Year 2000 Issue will directly reduce otherwise reported net income for the Corporation.
                             15
                                                   (Continued)

Management of the Corporation believes that the potential effects on the Corporation's internal operations of the Year 2000 Issue can and will be addressed prior to the Year 2000. However, if required modifications or conversions are not made or are not completed on a timely basis prior to the Year 2000, the Year 2000 Issue could disrupt normal business operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include the Corporation temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of the Corporation to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such a scenario lasted, could have a material adverse effect on the Corporation. Because of the serious implications of these scenarios, the primary emphasis of the Corporation's Year 2000 efforts is to correct, with complete replacement if necessary, any systems or processes whose Year 2000 test results are not satisfactory prior to the Year 2000. Nevertheless, should one of the most reasonably likely worst case scenarios occur in the Year 2000, the Corporation is also in the process of formalizing a contingency plan that would allow for limited transactions, including the ability to make certain deposit withdrawals, until the Year 2000 problems are fixed.

The costs of the Year 2000 project and the date on which the Corporation plans to complete Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions of future events such as the availability of certain resources (including internal and external resources), third party vendor plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the time frame indicated, and actual results could differ materially from these plans. Factors that might affect the timely and efficient completion of the Corporation's Year 2000 project include, but are not limited to, vendors' abilities to adequately correct or convert software and the effect on the Corporation's ability to test its systems, the availability and cost of personnel trained in the Year 2000 area, the ability to identify and correct all relevant computer programs and similar uncertainties.

Liquidity
---------

The Corporation's asset-liability management policy is to maintain and enhance the net interest income and provide adequate liquidity to meet continuing loan demand, withdrawal requirements, and pay for normal operating expenses. Liquidity is primarily provided by the ability to attract deposits, maturities in the investment portfolio, loan repayments, and current earnings.

At September 30, 1998, Haywood Bancshares had approximately $32 million in cash, interest bearing balances in other banks, federal funds sold and investment securities. Management believes that the level of liquidity at September 30, 1998, is adequate and in compliance with regulatory requirements.

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


                                16
                                                  (Continued)

Capital Resources
-----------------
As a North Carolina-charted savings bank, Haywood Savings is subject to the capital requirements of the FDIC and the N.C. Administrator of Savings Institutions ("the Administrator"). The FDIC requires Haywood Savings to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be well-capitalized, the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to Haywood Savings is the allowance for loan losses. Risk-weighted assets reflect Haywood Savings' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. Haywood Savings is also subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3%, and a ratio of 5% to be "well capitalized." The Administrator requires a net worth equal to at least 5% of assets. At September 30, 1998, Haywood Savings was in compliance with all of the aforementioned capital requirements and is deemed to be "well capitalized". The Corporation must comply with FRB capital requirements which are substantially the same.

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

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are being filed with the report.

        Exhibit
        Number           Description
        ------           -----------
         27.1            Financial Data Schedule (EDGAR only)
         27.2            Restated Financial Data Schedule
                         (EDGAR only)

     (b)  Reports on Form 8-K. During the quarter ended
          September 30, 1998, the Registrant did not file any reports on Form 8-K.

                         SIGNATURES
                         ----------


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAYWOOD BANCSHARES, INC.
                               (Registrant)


Date: November 12, 1998    By: /s/Larry R. Ammons
                               ----------------------
                               Larry R. Ammons
                               (President and Principal
                                Executive Officer)
                               (Duly Authorized Representative)




Date: November 12, 1998    By: /s/Jack T. Nichols
                               ----------------------
                               Jack T. Nichols
                               (Principal Financial Officer
                               and Principal Accounting Officer)