Form 10-K405
period 1998-12-31
HAYWOOD BANCSHARES INC
filed 1999-03-29
CIK 940941

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1998

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________ to _______________

                          Commission File No. 1-11819

                            HAYWOOD BANCSHARES, INC.
                        -------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                        56-1918006
-------------------------------                               ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                               Identification
No.)

370 North Main Street, Waynesville, North Carolina                28786
--------------------------------------------------      -----------------------
          (Address of principal office)                         (Zip Code)

      Registrant's telephone number, including area code:  (828) 456-9092
                                                           --------------

             Securities registered under Section 12(b) of the Act:

        Title of Class                Name of Exchange on Which Registered
        --------------                ------------------------------------
    Common Stock, par value                 American Stock Exchange
        $1.00 per share


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sale price of $14.375 on March 24, 1999 on the American Stock Exchange, the aggregate market value of the voting stock held by nonaffiliates of the registrant, at March 24, 1999, was $12,342,806 (858,630 shares at $14.375 per share). Solely for purposes of this computation, it is assumed that directors, officers and 5% stockholders are affiliates.

As of March 24, 1999, there were issued and outstanding 1,250,356 shares of the Registrant's common stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

              1. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

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

          In 1982, the Bank acquired Cherokee Savings and Loan Association in a transaction accounted for as a purchase. At the time of the acquisition, Cherokee Savings and Loan Association had approximately $6 million in assets and one office in Murphy, North Carolina. As a result of the acquisition, Haywood Savings had $675,000 in goodwill on its balance sheet as of December 31, 1998, which is being amortized over a remaining period of approximately 13 years at a rate of $52,500 per year.

          Haywood Savings conducts its business through its home office in Waynesville, North Carolina, and through three branch offices located in Sylva, Andrews and Murphy, North Carolina. The Bank's principal executive offices are located at 370 North Main Street, Waynesville, North Carolina 28786; telephone number (828) 456-9092.

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

     At December 31, 1998, the Bank's net loan portfolio totaled $110.8 million representing 73% of its total assets. On that date, 83.39% of gross outstanding loans consisted of loans secured by first mortgages on residential real estate. The balance of the Bank's loan portfolio consisted of commercial real estate loans, construction loans, home improvement loans, home equity lines of credit and loans secured by deposit accounts.

     Loan Portfolio Analysis. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated. Other than as disclosed below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 1998.


                                                                         At December 31,
                                       --------------------------------------------------------------------------------
                                                    1998                       1997                       1996
                                       ---------------------------  ---------------------------  ----------------------
                                             $              %              $             %              $           %
                                       -------------  ------------  -------------  ------------  -------------  -------
Type of Loan:
Conventional real estate loans
 Interim construction loans..........  $  6,716,000          5.81%  $  6,953,200          5.87%  $  6,729,300     5.92%
 Loans on existing property(1).......   105,142,885         90.89    107,835,389         91.02    103,312,198    90.87
 Participation loans purchased.......       407,060          0.35        478,240          0.40        417,329     0.37
Loans secured by deposit accounts....       750,954          0.65        580,639          0.49        701,428     0.61
Home improvement loans...............       189,016          0.16        164,827          0.14        145,651     0.13
Home equity lines of credit..........     2,478,517          2.14      2,467,831          2.08      2,388,470     2.10
                                       ------------   -----------   ------------   -----------   ------------   ------
                                        115,684,432        100.00%   118,480,126        100.00%   113,694,376   100.00%
                                                      ===========                  ===========                  ======
Less:
 Loans in process....................    (3,530,853)                  (3,049,214)                  (3,142,363)
 Allowance for loan losses...........      (758,547)                    (738,547)                    (718,547)
 Allowance for uncollected interest..       (53,081)                     (34,537)                     (37,375)
 Deferred loan fees..................      (548,960)                    (507,472)                    (451,685)
                                       ------------                 ------------                 ------------
  Total..............................  $110,792,991                 $114,150,356                 $109,344,406
                                       ============                 ============                 ============

Type of Security:
Residential real estate..............  $ 96,475,140         83.39%  $ 99,597,227         84.06%  $ 97,343,634    85.62%
Commercial real estate...............    15,790,805         13.65     15,669,602         13.23     13,115,193    11.54
Deposit accounts.....................       750,954           .65        580,639          0.49        701,428     0.61
Other................................     2,667,533          2.31      2,632,658          2.22      2,534,121     2.23
                                       ------------   -----------   ------------   -----------   ------------   ------
  Total..............................   115,684,432        100.00%   118,480,126        100.00%   113,694,376   100.00%
                                                      ===========                  ===========                  ======

Less:
 Loans in process....................    (3,530,853)                  (3,049,214)                  (3,142,363)
 Allowance for loan losses...........      (758,547)                    (738,547)                    (718,547)
 Allowance for uncollected interest..       (53,081)                     (34,537)                     (37,375)
 Deferred loan fees..................      (548,960)                    (507,472)                    (451,685)
                                       ------------                 ------------                 ------------
  Total..............................  $110,792,991                 $114,150,356                 $109,344,406
                                       ============                 ============                 ============

-------------------------

(1)  Includes construction loans converted to permanent loans.

     Loan Maturity Schedule and Rate Sensitivity. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                 Due      Due Within       Due
                               Within       One to        After
                              One Year    Five Years   Five Years      Total
                             -----------  -----------  -----------  ------------

Real estate loans..........  $62,854,000  $ 9,279,000  $26,294,000  $ 92,427,000
Construction loans (1).....    3,185,000           --           --     3,185,000
Commercial loans...........      266,000    2,311,000   13,214,000    15,791,000
Loans secured by deposits..      751,000           --           --       751,000
                             -----------  -----------  -----------  ------------
                             $67,056,000  $11,590,000  $33,508,000  $112,154,000
                             ===========  ===========  ===========  ============
-------------------------

(1)  Amount shown net of loans in process.


     The next table sets forth the dollar amount of all loans due after one year from December 31, 1998 which have predetermined interest rates and the amount of such loans which have floating or adjustable interest rates.

                                                     Amount
                                                   -----------

Predetermined rates.............................   $15,874,000
Adjustable or floating rates....................    29,224,000
                                                   -----------
 Total..........................................   $45,098,000
                                                   ===========


     Residential Lending. The Bank offers adjustable-rate mortgage loans ("ARMs") on residential properties which generally provide for interest rate adjustments on an annual basis. The interest rates on these loans are generally tied to the National Average Contract Interest Rate for Major Lenders on Previously Occupied Homes ("National Average Index"), an index prepared by the Federal Housing Finance Board ("FHFB") with specified minimum and maximum interest rate adjustments. The Bank has not used discounted introductory rates on its ARMs and the Bank's ARMs do not provide for negative amortization. At December 31, 1998, approximately $56.1 million, or 58%, of Haywood Savings' mortgage loans consisted of ARMs. Most ARMs are subject to a maximum annual change in rates of two percentage points each year and a maximum interest rate from 12-15%. Fixed-rate loans are offered for a maximum term of 20 years.
These loans are originated on Federal National Mortgage Association ("FNMA")/Federal Home Loan Mortgage Corporation ("FHLMC") documentation in order to facilitate their resale in the secondary market. The Bank has also participated in loan swaps with FHLMC, swapping fixed-rate loans for FHLMC Participation Certificates which are marketable and have a lower risk-weight under the FDIC's risk-based capital regulations. See "Regulation -- Capital Requirements."

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

     Residential loans made by the Bank on single-family properties have been predominantly originated in amounts up to 80% of appraised value, although loans may be made up to 95% of appraised value for owner-occupied residences. The Bank requires private mortgage insurance on all conventional loans with loan-to-value ratios in excess of 80%. The initial contractual loan payment period for residential mortgage loans does not exceed 20 years on fixed rate loans and 30 years on adjustable rate loans. Borrowers may refinance or prepay loans at their option without penalty. The federal banking agencies, including the FDIC, have adopted regulations that establish loan-to-value ratio requirements for specific categories of real estate loans.

     Construction Lending. The Bank also originates loans for the construction of single-family homes and commercial properties. These loans are originated as construction loans with a term of six months with provision for conversion of the construction loan into a permanent loan upon completion of construction. Essentially all of the Bank's construction loans convert into permanent loans. Permanent loans are made at fixed or adjustable rates, which adjust annually, and have terms not to exceed 20 years on fixed rate loans and 30 years on adjustable rate loans. At December 31, 1998, the Bank had $3.2 million of construction loans outstanding (net of loans in process balances).

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

     Commercial Real Estate Lending. At December 31, 1998, the Bank's commercial real estate portfolio totaled $15.8 million, or 13.65%, of the Bank's gross loan portfolio. At December 31, 1998, the Bank's largest commercial real estate loan consisted of a $1.9 million loan secured by the Waynesville Plaza Shopping Center in Waynesville, North Carolina. The Bank does not anticipate a significant increase in commercial real estate loan originations in the near
future.   The Bank generally requires all commercial real estate loans to have a loan-to-value ratio no greater than 80%. Commercial real estate loans are generally made with provision for annual rate adjustments and for terms not to exceed 20 years.

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

     Under North Carolina law, with certain limited exceptions, loans and extensions of credit by a savings bank to a person outstanding at one time generally shall not exceed the greater of (i) 15% of net worth and (ii) $500,000. At December 31, 1998, the largest amount lent by the Bank to one borrower was $1.75 million, which was approximately 8.12% of the Bank's stockholders' equity at that date.

     Consumer Lending. The Bank's consumer loan portfolio consists of home equity lines of credit which the Bank began making in 1991, home improvement loans and loans secured by deposit accounts. The Bank does not make consumer installment loans. At December 31, 1998, consumer loans totaled $3.4 million or approximately 2.95% of the gross loan portfolio and included $750,954 in loans secured by deposit accounts in the Bank.

     Home equity loans are extended in the form of lines of credit with interest on outstanding balances indexed to the prime rate. The maximum loan term is 15 years and all outstanding indebtedness against the security property may not exceed 80% of appraised value. Home equity loans are initially being marketed to existing mortgage customers. As of December 31, 1998, $2.5 million in home equity loans were outstanding, which was approximately 2.14% of the loan portfolio.

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

     Loan Originations, Purchases and Sales. In general, Haywood Savings originates residential loans solely for retention in its own loan portfolio. However, occasionally the Bank originates loans on terms and conditions which make them eligible for sale in the secondary market. The Bank generally continues to collect payments on and otherwise service any loans sold for which it is allowed by the loan purchaser to retain a portion of the loan payment. At December 31, 1998, the Bank was servicing loans for others aggregating $132,000.

     A portion of the Bank's loan originations consists of construction loans. For the years ended December 31, 1996, 1997 and 1998, the Bank originated construction loans in the amount of $6.0 million, $9.1 million and $7.1 million, respectively. The majority of the construction loans are for the construction of residential real estate and are made on an adjustable-rate basis.


                                                     At December 31,
                                          --------------------------------------
                                             1998         1997          1996
                                          -----------  -----------  ------------
Loans originated:
  Conventional real estate loans:
    Construction loans..................  $ 7,051,000  $ 9,054,250  $ 5,986,844
    (Increase) decrease in undisbursed
      loans in process..................      481,640       93,150     (479,106)
    Loans on existing property..........    3,877,320    5,809,775    9,946,660
    Loans refinanced....................    6,751,625    7,540,200    5,668,300
  Other loans...........................   12,039,775    8,041,350    4,466,200
                                          -----------  -----------  -----------
      Total loans originated (net)......  $30,201,360  $30,538,725  $25,588,898
                                          ===========  ===========  ===========


     Loan originations decreased by $337,000, or 1.10%, during 1998 as a result of decreases in originations of construction loans, refinancings and loans on existing property. These decreases were offset by increased originations of other loans. Overall, the loan portfolio decreased by approximately
$3.4 illion, or 2.94%.

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

                                                    At December 31,
                                                --------------------
                                                1998    1997    1996
                                                ----    ----    ----
                                                  (Dollars in thousands)

Non-accrual loans.......................       $ 841   $ 583   $  814
Accruing loans which are contractually
 past due 90 days or more...............          --      --       --
                                               -----   -----   ------

Total non-accruing loans and accruing
 loans past due 90 days or more.........       $ 841   $ 583   $  814
                                               =====   =====   ======

Percentage of total loans...............         .75%   0.51%    0.74%
                                               =====   =====   ======

Other non-performing assets (1).........       $   7   $ 246   $1,790
                                               =====   =====   ======

-------------------------

(1) Other non-performing assets represent property acquired through foreclosure or repossession. See Note 4 of Notes to Consolidated Financial Statements for a description of the Company's accounting policies related to acquisition of such property.

     Non-accrual loans increased by $258,000, or 44%, in 1998. Nonaccrual loans are comprised of 23 loans, of which the majority are single family residential loans. Other non-performing assets decreased during 1998 primarily due to the sale of two outparcels to the Waynesville Plaza Shopping Center with a book value of approximately $210,000. The Corporation recognized a gain on the sale of approximately $403,000. The remaining other non-performing assets at December 31, 1998 consists of $7,000 of single-family residences.

     The Bank had non-accrual loans of approximately $841,000 at December 31, 1998. Had these loans performed in accordance with their contractual terms, approximately $53,000 in additional interest income would been recorded during 1998. Interest income of $25,000 was recognized in connection with non-accrual loans during 1998.

     At December 31, 1998, there were no loans which were not classified as non-accrual, past due 90 days or more or restructured, but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

     The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

                                                     At December 31,
                                             -------------------------------
                                               1998       1997       1996
                                             ---------  ---------  ---------

Balance at beginning of year...............  $738,547   $718,547   $703,547

Loans charged-off:
 Real estate:
  Residential..............................        --         --         --
  Non-residential..........................        --         --         --
  Construction.............................        --         --         --
 Consumer and other........................        --         --         --
                                             --------   --------   --------
Total charge-offs..........................        --         --         --
                                             --------   --------   --------

Recoveries:
 Real estate:
  Residential..............................        --         --         --
  Non-residential..........................        --         --         --
  Construction.............................        --         --         --
 Consumer and other........................        --         --         --
                                             --------   --------   --------
Total recoveries...........................        --         --         --
                                             --------   --------   --------

Net loans charged-off......................        --         --         --
                                             --------   --------   --------
Provision for possible loan losses.........    20,000     20,000     15,000
                                             --------   --------   --------

Balance at end of year.....................  $758,547   $738,547   $718,547
                                             ========   ========   ========

Ratio of net charge-offs to average loans
 outstanding during the fiscal year........       -- %       -- %       -- %
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

                                                                        At December 31,
                                      ------------------------------------------------------------------------------------
                                                   1998                      1997                        1996
                                      ---------------------------  ---------------------------  --------------------------
                                                     Percent of                   Percent of                   Percent of
                                                     Loans in Each                Loans in Each                Loans in Each
                                                     Category to                  Category to                  Category to
                                         Amount      Total Loans       Amount     Total Loans      Amount      Total Loans
                                      -------------  ------------  -------------  ------------  -------------  -----------


Real estate:
  Residential.......................       $227,564        78.05%       $385,522        78.19%       $375,082       79.70%
  Non-residential...................        227,564        13.65         184,637        13.23         179,637       11.54
  Construction......................        151,709         5.35         131,461         5.87         127,901        5.92
  Equity lines of credit............         75,855         2.14          36,927         2.08          35,927        2.10
Consumer installment and other......         75,855         0.81              --         0.63              --        0.74
                                           --------       ------        --------       ------        --------      ------
   Total allowance for loan losses..       $758,547       100.00%       $738,547       100.00%       $718,547      100.00%
                                           ========       ======        ========       ======        ========      ======

     Management considers loans to be impaired when based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to contractual terms of the loan agreement. Factors that influence management's judgments include, but are not limited to, loan payment pattern, source of repayment, and value of collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of loans of certain risk grades, and regulatory reports of examination. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method.
When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (such as residential mortgage and consumer installment loans) are excluded from impairment evaluation and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

     At December 31, 1998, the Bank had no loans considered to be impaired under Statement 114.

Investment Activities

     Investment Securities. Haywood Savings is permitted to invest in certain securities. Investment decisions are made by authorized officers of the Bank within policies established by the Bank's Board of Directors. At December 31, 1998, the Bank's investment securities portfolio had a net book value of $30.0 million and a quoted market value of $29.8 million and consisted of United States Government agency obligations, mortgage-backed securities and collateralized mortgage obligations. Purchases of securities are funded either through the sale or maturity of other securities or from cash flow arising in the ordinary course of business. Under North Carolina law, savings banks are required to maintain cash and readily marketable investments in an amount that may be established by the Administrator of the North Carolina Savings Institution Division (the "Administrator") but which may not be less than 10% of the Bank's assets. The Bank was in compliance with the current 10% liquidity requirement at December 31, 1998.

     Mortgage-Backed Securities and Collateralized Mortgage Obligations. The Bank maintains a significant portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA") and FHLMC participation or pass-through certificates. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FHLMC certificates are guaranteed by that agency only. Mortgage-backed securities generally entitle the Bank to receive a pro rata portion of the cash flows from an identified pool of mortgages. The Company has also invested in collateralized mortgage obligations ("CMOs") which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Although mortgage-backed securities generally yield less than the loans for which they are exchanged, they present substantially lower credit risk and are more liquid than the individual mortgage loans and may be used to collateralize obligations of the Bank. Because the Bank receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities which generally only pay principal at maturity.

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

     The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated.

                                                           At December 31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
                                                        (Dollars in thousands)
Investment securities available for sale:
 U.S. government and agency securities..............  $ 4,247  $ 5,012  $    --
 Collateralized mortgage obligations:
   FHLMC certificates...............................   10,510   10,794       --
   FNMA certificates................................    4,709       --       --
                                                      -------  -------  -------
    Total investment securities available for sale..   19,466   15,806       --
                                                      -------  -------  -------

Investment securities held-to-maturity:
 U.S. government and agency securities..............    9,823   10,437   10,894
 Mortgage-backed securities:
  FHLMC certificates................................      335      520      674
  GNMA certificates.................................      145      286  $   395
                                                      -------  -------  -------
    Total investment securities held to maturity....   10,303   11,243  $11,963
                                                      -------  -------  -------

    Total investment securities.....................  $29,769  $27,049  $11,963
                                                      =======  =======  =======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at December 31, 1998.






                                        One Year or Less   One to Five Years    Five to Ten Years
                                       ------------------  ------------------  ------------------
                                       Carrying  Average   Carrying  Average   Carrying  Average
                                        Value     Yield     Value     Yield     Value     Yield
                                       --------  --------  --------  --------  --------  --------
                                                             (Dollars in thousands)
Investment securities
 available for sale:
  U.S. government and
   agency securities................       $ --       --%   $ 4,247     6.08%      $ --       --%
  Collateralized mortgage
   obligations:
     FHLMC certificates.............         --       --         --       --         --       --
     FNMA certificates..............         --       --         --       --         --       --
                                       --------  -------    -------     ----   --------  -------
        Total investment
         securities
          available for
          sale......................         --       --      4,247     6.08         --       --
                                       --------  -------    -------     ----   --------  -------

Investment securities
 held-to-maturity:
  U.S. government and
   agency
   securities.......................        437     7.66%     9,386     5.62%        --       --
  Mortgage-backed
   securities:
     FHLMC certificates.............         --       --         --       --        335     8.50
     GNMA certificates..............         --       --         --       --         13     9.00
                                       --------  -------    -------     ----   --------  -------
        Total investment
         securities
          held to maturity..........        437     7.66      9,386     5.62        348     8.52
                                       --------  -------    -------     ----   --------  -------

        Total investment
         securities.................       $437     7.66%   $13,633     5.76%      $348     8.52%
                                       ========  =======    =======     ====   ========  =======





                                             Over Ten Years           Total Investments
                                            -------------------   --------------------------
                                             Carrying  Market      Carrying  Market   Average
                                              Value     Value       Value     Value    Yield
                                             --------  -------     --------  -------  --------

Investment securities
 available for sale:
  U.S. government and
   agency
   securities...........................      $    --  $    --%     $ 4,247  $ 4,247     6.08%
  Collateralized mortgage
   obligations:
     FHLMC certificates.................       10,510     6.64       10,510   10,510     6.64
     FNMA certificates..................        4,709     5.93        4,709    4,709     5.93
                                              -------  -------      -------  -------     ----
        Total investment
         securities
          available for
          sale..........................       15,219     6.42       19,466   19,466     6.34%
                                              -------  -------      -------  -------     ----

Investment securities
 held-to-maturity:
  U.S. government and
   agency
   securities...........................           --       --        9,823    9,822     5.71
  Mortgage-backed
   securities:
     FHLMC certificates.................           --       --          335      348     8.50
     GNMA certificates..................          132     8.84          145      162     8.85
                                              -------  -------      -------  -------     ----
        Total investment
         securities
          held to maturity..............          132     8.84       10,303   10,332     5.85
                                              -------  -------      -------  -------     ----

        Total investment
         securities.....................      $15,351     6.44%     $29,769  $29,798     6.17%
                                              =======  =======      =======  =======     ====


     The Bank classifies investment securities into one of three categories:

     Held-to-maturity - includes investment securities which the Bank has the positive intent and ability to hold to maturity. Held-to-maturity securities are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method.

     Trading securities - includes investment securities purchased and held
principally for the purpose of selling in the near future.   Trading securities
are carried at fair value with realized and unrealized gains and losses included in income.

     Available-for-sale - includes investment securities not classified as held-to-maturity or trading. Available-for-sale securities, if acquired, will be carried at fair value. Realized gains and losses, based on the amortized cost of the specific security, will be included in income. Unrealized gains and losses will be recorded, net of related income tax effects, in a separate component of stockholders' equity until realized.

     The classification of investment securities as held-to-maturity, trading or available for sale is determined at the date of purchase.

     Mortgage Servicing Rights. The Company has made a $3.0 million commitment to be a limited partner in Dovenmuehle Mortgage Company L.P. ("DMCLP") Tranche VIII Servicing Division of Dovenmuehle Mortgage Inc. ("DMI"). DMI provides mortgage servicing for a national portfolio of residential, multi-family and commercial mortgage loans. These loans are owned or securitized by national mortgage agencies, and by a variety of private banks, thrifts, insurance companies and other loan investors. DMI formed DMCLP as a funding vehicle to purchase portfolios of the FNMA and the FHLMC nonrecourse residential servicing. DMI provides the mortgage servicing for these portfolios for a fixed fee. Under this structure, investors in DMCLP invest in separate tranches, each of which has its own identified servicing rights and each of which may be owned by one or a group of investors. The equity investors in each tranche benefit from a financial return based solely on the performance of the mortgage servicing rights purchased for the tranche. The tranche will be liquidated no later than the seventh anniversary of the closing of the Offering.

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

     In June 1998, the Company determined that its investment was impaired when it received notification of such impairment from an affiliate of DMI, supported by an independent appraisal. In determining the impairment charges for the year ended December 31, 1998, the Company relied on appraisal reports prepared by United Financial, Inc. ("UFI"). At December 31, 1998, the principal amount of the loans in the Tranche VIII servicing portfolio was $1.95 billion. The UFI appraisal report indicated an economic value of approximately $27.5 million for the portfolio at that date using a discounted cash flow analysis and a fair market value of approximately $24.6 million based on estimated market prices for similar servicing rights. Because UFI's economic value method relied on certain assumptions related to DMI's portfolio retention program, the Company used the fair market value to calculate the value of its interest in Tranche VIII. As indicated in the appraisal reports, the assumed interest rate on 30-year Treasury bonds had declined to 5.08% at December 31, 1998. This significant decline in interest rates led to an increase in refinancing activities with a corresponding negative
impact on the value of the underlying mortgage servicing rights.   During the
year ended December 31, 1998, the Company recognized impairment valuation adjustments totaling approximately $2,161,000. Total loss of DMI recognized by the Company on the equity method of accounting was $2,158,000 as compared to net earnings of $136,000 for fiscal year 1997.

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

     The Bank has emphasized the attraction of one-year certificate of deposits through competitive pricing of these types of accounts. In addition, the Bank has attempted to develop and price deposit accounts in order to appeal to retirees in the Bank's market area. During fiscal year 1998, the Bank experienced an increase in jumbo certificate accounts and savings and NOW accounts. Management attributes the inflow in these accounts to paying competitive rates on such accounts as compared to the marketplace.

     Deposits in the Bank at December 31, 1998 were represented by the various types of deposits described below.



Average
Interest    Minimum                                       Minimum                    Percentage of
Rate        Term                  Category                 Amount       Balances    Total Deposits
-------  -----------  --------------------------------  ------------  ------------  ---------------

   -- %      none         Commercial checking                 none     $   241,823        0.21%
   1.84      none         NOW accounts                        none      10,338,966        8.86
   2.17      none         Super NOW accounts                  none       1,556,956        1.33
   2.95      none         Optional savings accounts           none      12,742,414        0.91
   5.24      none         Full-paid savings accounts          none           7,000        0.01
   3.20      none         90-day savings accounts             none         841,799        0.72
   2.95      none         Money market deposit accounts    $ 2,500       6,335,664        5.43
   3.50      none         Optional public funds               none         122,394        0.11

                          Certificates of Deposit
                      --------------------------------

   4.70  91 day       91-day certificate                       500       3,168,833        2.71
   5.17  6 months     6-month money market certificate         500      19,866,263       17.01
   5.52  1 year       1-year certificate                       500      24,078,092       20.62
   5.84  18 months    18-month certificate                     500       4,242,417        3.63
   5.73  30 months    30-month certificate                     500       8,169,875        7.00
   5.70  18 months    IRA certificates                         500       4,778,342        4.09
   6.50  2 years      6-1/2% certificates                      500             519          --
   6.75  30 months    6-3/4% certificates                      500           4,486          --
   7.50  4 years      7-1/2% certificates                      500         232,272        0.20
   7.75  6 years      7-3/4% certificates                      500          23,667        0.02
   8.00  8 years      8% certificates                          500         195,400        0.17
   5.04  6 months     6-month Mini-Jumbo certificates       50,000         106,563        0.09
   5.42  12 months    12-month Mini-Jumbo certificates      50,000          24,733        0.02
   5.23  90 days      Jumbo certificates                   100,000      15,245,006       13.06
   5.76  various      Public Funds                         various         116,784        0.10
   5.42  various      Negotiated CDs                       various         842,776        0.72
   6.42  15 months    Negotiated CDs                       various       2,031,126        1.74
   6.21  24 months    Negotiated CDs                       various       1,447,203        1.24
                                                                      ------------       -----
                                                                      $116,761,373      100.00%
                                                                      ============      ======

     The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.


                                                         Increase                                Increase
                                                        (Decrease)                              (Decrease)
                               Balance at                  From        Balance at                  From       Balance at
                              December 31,      %       December 31,   December 31,    %        December 31,  December 31,     %
                                 1998       Deposits       1997           1997      Deposits       1996          1996      Deposits
                             ------------  ---------  -------------  ------------  ---------  ------------  ------------  ---------

Commercial checking........  $    241,823      0.21%   $    42,653   $    199,170      0.17%  $     2,644   $    196,526      0.18%
NOW checking accounts......    10,338,966      8.86        623,838      9,715,128      8.19       499,990      9,215,138      8.58
Super NOW checking accounts     1,556,956      1.33        238,652      1,318,304      1.11       394,177        924,127      0.86
Passbook and regular
 savings...................    13,713,607     11.74        746,575     12,967,032     10.93      (578,110)    13,545,142     12.62
Money market deposit
 accounts..................     6,335,664      5.43       (140,714)     6,476,378      5.46        (3,514)     6,479,892      6.04
Fixed-rate certificate
 accounts..................       456,344      0.39         (2,251)       458,595      0.39         7,946        450,649      0.41
Money market certificates..    19,866,263     17.01     (1,556,293)    21,422,556     18.05    (2,951,725)    24,374,281     22.71
Jumbo certificates.........    15,245,006     13.06      1,271,167     13,973,839     11.77     2,844,474     11,129,365     10.37
Other certificates.........    49,006,744     41.97     (3,132,710)    52,139,454     43.93    11,111,195     41,028,259     38.23
                             ------------    ------    -----------   ------------    ------   -----------   ------------    ------
                             $116,761,373    100.00%   $(1,909,083)  $118,670,456    100.00%  $11,327,077   $107,343,379    100.00%
                             ============    ======    ===========   ============    ======   ===========   ============    ======

     The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                                             At December 31,
                                  -------------------------------------
                                      1998        1997          1996
                                  -----------  -----------  -----------

        4.01 - 6.00%............  $80,639,684  $82,695,686  $74,849,368
        6.01 - 8.00%............    3,934,673    5,298,758    2,133,186
                                  -----------  -----------  -----------
           Total................  $84,574,357  $87,994,444  $76,982,554
                                  ===========  ===========  ===========


     The following table sets forth the amount and maturities of time deposits at December 31, 1998.

                                               Amount Due
                             -----------------------------------------------
                              Less Than                  After
     Rate                     One Year     1-5 Years   5 Years      Total
---------------              -----------  -----------  --------  -----------

   4.01-6.00%..............  $58,724,000  $21,916,000  $     --  $80,640,000
   6.01-8.00%..............    2,024,000    1,459,000   451,000    3,934,000
                             -----------  -----------  --------  -----------
     Total.................  $60,748,000  $23,375,000  $451,000  $84,574,000
                             ===========  ===========  ========  ===========


     The following table sets forth the deposit account activities of the Bank for the periods indicated.

                                                                     At December 31,
                                                      ----------------------------------------------
                                                           1998            1997            1996
                                                      --------------  --------------  --------------

Deposits............................................  $ 132,954,649   $ 141,756,284   $ 120,887,730
Withdrawals.........................................   (139,068,594)   (134,947,031)   (125,756,781)
                                                      -------------   -------------   -------------
  Net increase (decrease) before interest credited..     (6,113,945)      6,809,253      (4,869,051)
Interest credited...................................      4,204,862       4,517,824       3,449,175
                                                      -------------   -------------   -------------
  Net increase (decrease) in deposits...............  $  (1,909,083)  $  11,327,077   $  (1,419,876)
                                                      =============   =============   =============


     The decrease in the Bank's deposits during fiscal year 1998 occurred primarily in certificates of deposit (other than jumbo). Management attributes the decrease to a migration from traditional deposits.

     Borrowings. Savings deposits are the primary source of funds for the Bank's lending activities and other general business activities. Haywood Savings does, however, periodically use borrowed money to supplement its supply of lendable funds and for other operational purposes.

     The Bank has established a $2.0 million line of credit with First Union National Bank with an interest rate equal to First Union National Bank's prime rate. The Bank is required to pay off this line of credit at some point during
each year and to leave it unused for a period of 60 days.   At December 31,
1998, the Bank had no borrowings outstanding under this line of credit.

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

     In 1988, Haywood Savings purchased a small insurance agency for $36,000, now named Great Smokies Insurance Agency, Inc. The agency acts as an insurance broker for property and casualty insurance. During 1998, Great Smokies Insurance Agency earned approximately $187,000 in commissions on policies sold.

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

     Regulation of the Company. The Company is a bank holding company subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is also a savings institution holding company subject to supervision by the Administrator under North Carolina law. As a result, the activities of the Company are subject to certain limitations, which are described below. In addition, as a bank holding company, the Company is required to file annual and quarterly reports with the Federal Reserve Board and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by the Federal Reserve Board.

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

     Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act.

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

     The Riegle-Neal Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Riegle-Neal Act also required the appropriate federal banking agencies to prescribe regulations which prohibited any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve. Under North Carolina law, a North Carolina savings bank may establish a branch in any other state in accordance with the laws of such other state.

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

     Holding Company Dividends and Stock Repurchases. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as
"undercapitalized."   See "-- Prompt Corrective Regulatory Action."

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

     As of December 31, 1998, the Bank's level of Tier 1 Capital was well in excess of the minimum required by the FDIC capital regulations.

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

     Under North Carolina law, savings banks must maintain a net worth of not less than 5% of assets. In computing its compliance with this requirement, the savings bank must deduct intangible assets from both net worth and assets. In connection with the approval by the Administrator of the Bank's holding company reorganization, the Company executed a Capital Maintenance Agreement, pursuant to which the Company agreed to infuse additional capital into the Bank in the event the Bank's net worth fell below the minimum net worth requirement under North Carolina law. The Bank was in compliance with the North Carolina net worth requirement at December 31, 1998.

     Prompt Corrective Regulatory Action. FDICIA requires the federal banking regulators to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements. An institution that failed to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, the institution will be deemed "critically undercapitalized" and subject to conservatorship or receivership within specified periods of time.

     Under the regulations implementing the prompt corrective action provision of FDICIA, the federal banking regulators measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its qualifying total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its Tier 1 capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 capital to adjusted total assets). A savings bank that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMELS rating). An "undercapitalized institution" is an institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or
(iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or
(iii) leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%.

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

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 1998, of $1.4 million.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts equal to 3% on the first $46.5 million of transaction accounts plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1998, the Bank met its reserve requirements.

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

     The Bank's income tax returns for 1995 and subsequent years are subject to final determination by the taxing authorities.

     State Income Taxation. Under North Carolina law, the Company is subject to an annual corporate income tax of 7.25% of its federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition to the state income tax, Haywood Savings is also subject to an annual state franchise tax.

     The Bank's state income tax returns have not been audited for the past five years.

     For further information regarding federal and state taxes payable by the Bank, see Note 9 of Notes to Consolidated Financial Statements.

Employees

     As of December 31, 1998, the Bank had 34 full-time and three part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.

Executive Officers of the Registrant

     At December 31, 1998, the executive officers of the Company were as follows:

         Name           Age           Position
         ----           ---           --------
     Larry R. Ammons     54           President and Managing Officer
     Jack T. Nichols     58           Treasurer and Chief Financial Officer


     Larry R. Ammons has been employed by the Bank in various positions since 1972. In 1976, he was elected Executive Vice President and Managing Officer, and in 1987 became President of the Company upon its incorporation. Mr. Ammons is responsible for the daily operations of the Company and the Bank under policies and procedures established by the Board of Directors.

     Jack T. Nichols has been employed by the Bank since 1966 and currently serves as Chief Financial Officer, Treasurer and Controller.

Item 2.  Properties
-------------------

     The following table sets forth the location of the Bank's office properties (including furniture, fixtures and equipment), as well as additional information relating to these offices at December 31, 1998. All such properties are owned by the Bank.

                                Year     Net Book
Office Location             Constructed   Value
---------------             -----------  --------

Main Office................     1974     $881,444
 370 North Main Street
 Waynesville, NC 28786

Sylva Branch...............     1981      161,467
 6 Grindstaff Cover Road
 Sylva, NC 28779

Murphy Branch..............     1984      302,667
 251 King Street
 Murphy, NC 28906

Andrews Branch.............     1986      193,792
 741 Main Street
Andrews, NC 28901


     The Bank utilizes an in-house data processing system for accounting and record-keeping purposes.

     The total net book value of all the Bank's property and equipment at December 31, 1998 was $1.6 million. For further information, see Note 5 of Notes to the Consolidated Financial Statements.

Item 3.  Legal Proceedings
--------------------------

     From time to time the Company and/or the Bank is a party to legal proceedings in the ordinary course of business. At December 31, 1998, none of the Company or any of its subsidiaries is engaged in any legal proceedings of a material nature.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

     The Company's common stock trades on the American Stock Exchange under the symbol "HBS." The following table sets forth for each quarter during the past two fiscal years the high and low closing sales prices for the common stock on the American Stock Exchange as well as dividends declared on the common stock in each quarter.

                                       Dividends
                      High      Low    Declared
                    ---------  ------  --------
  1998
  ----

  First Quarter      $22.50    $20.75   $0.15
  Second Quarter      23.00     22.25    0.15
  Third Quarter       22.00     17.75    0.15
  Fourth Quarter      17.75     15.75    0.16

  1997
  ----

  First Quarter      $18.25    $16.68   $0.14
  Second Quarter      17.13     15.75    0.14
  Third Quarter       21.68     17.06    0.14
  Fourth Quarter      22.50     20.50    0.15


     At December 31, 1998 there were 1,250,356 shares of common stock outstanding and 427 stockholders of record.

Item 6.  Selected Financial Data
--------------------------------

     The following tables set forth certain information concerning the financial position and results of operations of the Company at the dates and for the periods indicted:


                                                                     December 31,
                                                 -----------------------------------------------------
                                                   1998       1997       1996       1995       1994
                                                 ---------  ---------  ---------  ---------  ---------
                                                         (In Thousands Except Per Share Data)
Summary of Financial Condition
------------------------------
Cash and cash equivalents (1)..................  $  4,044   $  4,195   $  1,327   $  2,725   $  1,708
Investment securities - available for sale.....    19,466     15,806         --         --         --
Investment securities - held-to-maturity.......    10,303     11,243     11,963     18,520     23,998
Loans, net.....................................   110,793    114,150    109,344    104,019     99,879
Goodwill.......................................       675        728        780        832        885
Investment in mortgage servicing rights........       978      3,027      1,728         --         --
All other assets...............................     4,697      4,331      5,759      5,973      5,961
                                                 --------   --------   --------   --------   --------
  Total assets.................................  $150,956   $153,480   $130,901   $132,069   $132,431
                                                 ========   ========   ========   ========   ========

Deposits.......................................  $116,762   $118,670   $107,343   $108,763   $110,205
Borrowings.....................................    10,500     10,500      1,200         --         --
All other liabilities..........................     2,147      2,136      1,831      1,900      1,818
Stockholders' equity...........................    21,547     22,174     20,527     21,406     20,408
                                                 --------   --------   --------   --------   --------
  Total liabilities and stockholders' equity...  $150,956   $153,480   $130,901   $132,069   $132,431
                                                 ========   ========   ========   ========   ========

Summary of Operations
---------------------
Interest income................................  $ 11,086   $ 10,846   $  9,867   $ 10,043   $  9,479
Interest expense...............................    (6,061)    (6,152)    (5,036)    (5,217)    (4,156)
                                                 --------   --------   --------   --------   --------
  Net interest income..........................     5,025      4,694      4,831      4,826      5,323

Provision for loan losses......................       (20)       (20)       (15)       (20)       (60)
                                                 --------   --------   --------   --------   --------

  Net interest income after provision for
    loan losses................................     5,005      4,674      4,816      4,806      5,263

Total other income (loss), net (2).............    (1,345)     1,426        661        512        421
Total general and administrative expenses (3)..    (3,247)    (3,058)    (3,812)    (3,144)    (2,975)
                                                 --------   --------   --------   --------   --------

Income before income taxes.....................       413      3,042      1,665      2,174      2,709
Income taxes...................................      (155)    (1,166)      (571)      (813)    (1,004)
                                                 --------   --------   --------   --------   --------
Net income.....................................  $    258   $  1,876   $  1,094   $  1,361   $  1,705
                                                 ========   ========   ========   ========   ========

Per share data:
  Net income - basic...........................     $0.21      $1.52      $0.89   $   1.11   $   1.34
  Net income - diluted.........................      0.21       1.52       0.87       1.08       1.30
                                                 --------   --------   --------   --------   --------
  Cash dividends declared......................     $0.61      $0.57      $0.53   $   0.49   $   0.45
                                                 ========   ========   ========   ========   ========
  Book value...................................    $17.23     $17.73     $16.94   $  16.63   $  15.93
                                                 ========   ========   ========   ========   ========

-------------------------

(1) Includes cash on hand and in banks, interest-bearing balances in other banks, and federal funds sold.
(2) Includes gains on the sale of real estate acquired in settlement of loans of $427,000 in 1998 and $679,000 in 1997 and an impairment loss on investment in mortgage servicing rights of $2,161,000 in 1998.
(3) For the year ending December 31, 1997, includes a special assessment paid to the FDIC in the amount of $720,000.

Key Operating Ratios

     The table below sets forth certain performance ratios of the Company for the periods indicated.

                                                                        Year Ended December 31,
                                                                ---------------------------------------
                                                                 1998     1997    1996    1995    1994
                                                                -------  ------  ------  ------  ------

                Return on average assets (net income divided
                  by average total assets)....................    0.17%   1.26%   0.83%   1.02%   1.25%
                Return on average equity (net income divided
                  by average equity)..........................    1.18    9.12    5.43    6.49    8.50
                Equity to assets ratio (average equity
                  divided by average total assets)............   14.48   13.78   15.24   15.72   14.75
                Dividend payout ratio (dividends declared
                  per share divided by net income per share)..  290.48   37.50   59.55   44.14   33.58



Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The purpose of this discussion and analysis is to provide the reader with a description of the financial condition and results of operations of the Company and Haywood Savings. The discussion and analysis of financial condition and results of operation should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report.

     This discussion may contain statements that could be deemed forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results. Words such as "expect," "believe," "estimate," "plan," or "project," are intended to identify these forward-looking statements. These forward-looking statements are based on estimates, beliefs and assumptions made by management and are not guarantees of future performance. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the changes in political and economic conditions, interest rate movements, competitive product and pricing pressures within the Company's markets, technological change and changes in legal, regulatory and tax policies.

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

     The following table sets forth the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities as of December 31, 1998 based on their contractual terms to repricing or maturity.

                                             Six Months   Over One
                                  Less Than    Through     Through    Over Five
                                 Six Months   One Year   Five Years     Years       Total
                                 -----------  ---------  -----------  ----------  ---------
                                                   (Dollars In thousands)

Interest-earning assets:
 Investment securities(1)......    $  2,956   $     --     $ 13,633     $17,126   $ 33,715
 Fixed-rate loans..............       1,980        160        4,242      33,328     39,710
 Adjustable-rate loans.........      16,022     48,534        7,286          --     71,842
                                   --------   --------     --------     -------   --------
   Total.......................      20,958     48,694       25,161      50,454    145,267
                                   --------   --------     --------     -------   --------
Interest-bearing liabilities:
 Deposits......................      61,256     31,438       23,375         451    116,520
 Borrowings....................      10,500         --           --          --     10,500
                                   --------   --------     --------     -------   --------
   Total.......................    $ 71,756   $ 31,438     $ 23,375     $   451   $127,020
                                   ========   ========     ========     =======   ========

Interest sensitivity gap.......     (50,798)    17,256        1,786      50,003     18,247

Cumulative difference between
 interest-earning assets and
 interest-bearing liabilities..    $(50,798)  $(33,542)    $(31,756)    $18,247   $ 18,247
                                   ========   ========     ========     =======   ========

Cumulative difference between
 interest-earning assets and
 interest-bearing liabilities
 as a percent of total assets..     (33.65)%   (22.22)%     (21.04)%      12.09%     12.09%
                                   ========   ========     ========     =======   ========

-------------------------

(1) Includes investment securities and Federal Home Loan Bank stock, interest bearing balances in other banks, federal funds sold and other investments.

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

                                                      Year Ended December 31,
                             ------------------------------------------------------------------------
                                            1998                                   1997
                             -----------------------------------  -----------------------------------
                                                        Average                               Average
                               Average                   Yield/     Average                   Yield/
                               Balance      Interest      Cost      Balance      Interest      Cost
                             ------------  -----------  --------  ------------  -----------  --------

Interest-earning assets:
  Loans, net...............  $113,566,535  $ 9,062,275     7.98%  $112,728,628  $ 9,101,733     8.07%
  Investment securities....    28,172,268    1,806,811     6.41     23,089,913    1,541,134     6.67
  Interest-bearing
   balances in
   other banks.............       568,278       32,676     5.75        426,423       20,736     4.86
  Other interest-earning
   assets..................     2,872,071      184,081     6.41      2,743,162      182,657     6.66
                             ------------  -----------            ------------  -----------
     Total
      interest-earning
      assets...............   145,179,152   11,085,843     7.64    138,988,126   10,846,260     7.80
                                           -----------                          -----------
Noninterest-earning assets.     5,867,862                           10,189,874
                             ------------                         ------------
     Total assets..........  $151,047,014                         $149,178,000
                             ============                         ============

Interest-bearing
 liabilities:
  Deposits.................  $116,730,558  $ 5,465,072     4.68%  $115,581,893  $ 5,633,453     4.87%
  Other borrowed money.....    10,534,409      596,126     5.66      8,873,650      519,101     5.85
                             ------------  -----------            ------------  -----------
     Total
      interest-bearing
      liabilities..........   127,264,967    6,061,198     4.76    124,455,543    6,152,554     4.94
                                           -----------                          -----------
Noninterest-bearing
 liabilities...............     1,906,153                            4,160,109
                             ------------                         ------------
     Total liabilities.....   129,171,120                          128,615,652
Stockholders' equity.......    21,875,894                           20,562,348
                             ------------                         ------------
     Total liabilities and
      stockholders'
       equity..............  $151,047,014                         $149,178,000
                             ============                         ============

Net interest income........                $ 5,024,645                          $ 4,693,706
                                           ===========                          ===========

Interest rate spread.......                                2.88%                                2.86%
                                                           ====                                 ====

Net interest margin........                                3.46%                                3.38%
                                                           ====                                 ====





                                             Year Ended December 31,
                                    ----------------------------------------
                                                       1996
                                    ----------------------------------------
                                                                      Average
                                      Average                          Yield/
                                      Balance         Interest         Cost
                                    ------------     ----------        -----

Interest-earning assets:
  Loans, net...............         $107,296,135     $8,760,804        8.17%
  Investment securities....           16,412,777        940,568        5.73
  Interest-bearing
   balances in
   other banks.............              337,926         19,876        5.88
  Other interest-earning
   assets..................            2,228,336        145,549        6.53
                                    ------------     ----------
     Total
      interest-earning
      assets...............          126,275,174      9,866,797        7.81
                                                     ----------
Noninterest-earning assets.            5,839,576
                                    ------------
     Total assets..........         $132,114,750
                                    ============

Interest-bearing
 liabilities:
  Deposits.................         $110,111,811      5,018,715        4.56%
  Other borrowed money.....              209,685         17,299        8.25
                                    ------------     ----------
     Total
      interest-bearing
      liabilities..........          110,321,496      5,036,014        4.56
                                                     ----------
Noninterest-bearing
 liabilities...............            1,661,097
                                    ------------
     Total liabilities.....          111,982,593
Stockholders' equity.......           20,132,157
                                    ------------
     Total liabilities and
      stockholders'
       equity..............         $132,114,750
                                    ============

Net interest income........                          $4,830,783
                                                     ==========

Interest rate spread.......                                            3.25%
                                                                       ====

Net interest margin........                                            3.83%
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



                                                            Year Ended December 31,
                                  -----------------------------------------------------------------
                                     1998       vs.        1997        1997       vs.        1996
                                  --------------------------------  -------------------------------
                                           Increase (Decrease)            Increase (Decrease)
                                  --------------------------------  -------------------------------
                                     Rate      Volume     Total        Rate      Volume      Total
                                  ----------  --------  ----------  ----------  --------  ---------

Interest income:
 Loans..........................  $(106,717)  $ 67,259  $ (39,458)  $(100,166)  $441,095   $  340,929
 Investment securities..........    (66,910)   332,587    265,677     186,411    414,155      600,566
 Interest-bearing balances in
   other banks..................      4,413      7,527     11,940      (3,894)     4,754          860
 Other interest-earning assets..     (6,999)     8,423      1,424       3,154     33,954       37,108
                                  ---------   --------  ---------   ---------   --------   ----------
    Total interest income.......   (176,213)   415,796    239,583      85,505    893,958      979,463

Interest expense:
 Deposits.......................   (223,264)    54,883   (168,381)    356,773    257,965      614,738
 Borrowings.....................    (18,542)    95,567     77,025    (112,337)   614,139      501,802
                                  ---------   --------  ---------   ---------   --------   ----------
  Total interest expense........   (241,806)   150,450    (91,356)    244,436    872,104    1,116,540
                                  ---------   --------  ---------   ---------   --------   ----------
Net interest income.............  $  65,593   $265,346  $ 330,939   $(158,931)  $ 21,854   $ (137,077)
                                  =========   ========  =========   =========   ========   ==========

General

     The Company realized net earnings in 1998 of $258,000, or $0.21 basic net income per share, resulting in a return of 0.17% on average assets and 1.18% on average equity. Net income for 1997 was $1,875,518, or $1.52 basic net income per share, which resulted in a return of 1.26% on average assets and 9.12% on average equity.

Comparison of Financial Condition at December 31, 1998 and 1997

          Total assets decreased by $2.5 million, or 1.6%, from $153.5 million at December 31, 1997 to $151.0 million at December 31, 1998. A significant portion of the decrease is due to an approximately $2.2 million impairment valuation adjustment to investment in mortgage servicing rights. As discussed above, the impairment and subsequent write-down of the mortgage servicing rights is due to significant prepayments of the underlying mortgage loans due to a decline in mortgage loan interest rates. The mortgage servicing rights were written down to their fair value based on an appraisal prepared by an independent third party.

          In addition, loans receivable decreased by $3.4 million or 2.9% to $110.8 million at December 31, 1998 compared to $114.2 million at December 31, 1997. The decrease is mainly in single family residential mortgage loans due to competitive pressures in the Company's marketplace created in part by the falling interest rate environment during 1998.

          The Company invested excess funds from loan run-off in investment securities available for sale, which increased from $15.8 million at December 31, 1997 to $19.5 million at December 31, 1998.

          Deposits decreased $1.9 million or 1.6% to $116.8 million at December 31, 1998 from $118.7 million at December 31, 1997. This is mainly due to a decrease in certificate of deposit accounts of approximately $3.4 million resulting from competitive pressures in the marketplace for such deposits. The decrease in certificates of deposits was offset in part by increases in interest-bearing demand accounts of approximately $1.5 million. The increase in interest-bearing demand accounts is due to the Company offering competitive interest rates on such accounts as compared to the marketplace.

          Stockholders' equity decreased approximately $626,000 from 1997 to 1998. This is due to the decreased level of earnings in 1998 coupled with the increase in cash dividends declared. Net income for the year ended December 31, 1998 was $258,000 and cash dividends declared were $763,000 or $.61 per share. This compares to net income of $1.9 million in 1997 and cash dividends of $714,000 or $.57 per share. Also attributing to the decrease is an unrealized loss on securities available for sale of $162,000 at December 31, 1998 compared to an unrealized gain on securities available for sale of $57,000 at December 31, 1997.

Results of Operations

          The Company's results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Operations are also affected by non-interest income, such as income from customer service charges, loan servicing fee income, and other sources of income. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, federal deposit insurance premiums, data processing expenses, office occupancy costs, and income taxes.

Comparison of Operating Results 1998 Versus 1997

          Summary. Net income for the year ended December 31, 1998 decreased to $258,000, or $.21 basic net income per share, from $1,876,000, or $1.52 basic net income per share, in 1997. The decrease in net income is due to a $2,158,000 loss on investment in mortgage servicing rights. This loss was partially offset by a $403,000 pre-tax gain on the sale of two outparcels to the Waynesville Plaza Shopping Center, which the Company had been holding as real estate acquired in settlement of loans. In addition, net interest income increased by $331,000 and general and administrative expenses increased by $188,000.

          Net Interest Income. Total interest income in 1998 was $11.1 million, a $240,000, or 2.2%, increase from 1997. The primary reason for the change was an increase in the balance of average interest earning assets of approximately $6.2 million. This was due to an increase in average investment securities of $5.1 million and average loans of $838,000. The growth in average interest earning assets was offset by a decrease in average yield on interest-earning assets from 7.80% in 1997 to 7.64% in 1998. The average yield on loans receivable decreased 9 basis points to 7.98% in 1998 from 8.07% in 1997 due to the falling rate environment during 1998 and competitive pressures in the marketplace. In addition, the average yield on investment securities decreased from 6.67% in 1997 to 6.41% in 1998.

          Total interest expense decreased $91,000, or 1.48%, in 1998 due a decrease in the average cost of funds on the Company's deposit base from 4.87% in 1997 to 4.68% in 1998. This was offset in part by an increase in the average balance of interest bearing liabilities of $2.8 million. The increase in the average balance is due to a $1.7 million increase in average borrowings and a $1.1 million increase in average deposits. The increase in borrowings is due to $10.5 million in advances from the Federal Home Loan Bank borrowed during the first quarter of 1997.

          The overall net effect of these changes was a $331,000, or 7.1%, increase in net interest income in 1998 compared to 1997. The interest rate spread increased slightly to 2.88% in 1998 from 2.86% in 1997. Net interest income as a percentage of average interest-earning assets was 3.46% in 1998 compared to 3.38% in 1997.

          Provisions for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $20,000 in both 1998 and 1997. The Company had no charge-offs and no recoveries in either 1998 or 1997.

          Other Income. Other income decreased $2.8 million or 194% in 1998 compared to 1997 due to an approximately $2,161,000 impairment valuation adjustment to an equity investment in a mortgage servicing partnership. The underlying mortgage servicing rights were written down to their fair value based on an independent appraisal. The impairment and subsequent write-down of the mortgage servicing rights is due to significant prepayments of the underlying mortgage loans due to a decline in mortgage loan interest rates. Total loss on mortgage servicing rights was $2,158,000 in 1998 compared to income of $136,000 in 1997.

          The investment in mortgage servicing rights is evaluated periodically by management for impairment and no assurance can be given that additional impairment valuation adjustments will not be required in the future. For additional information, see footnote (6) to the consolidated financial statements.

          Also attributing to the change in other income was a decrease in net gains on sales of real estate acquired in settlement of loans of approximately $252,000 and a decrease in income from real estate operations, net of approximately $266,000. In 1997, the Company sold the Waynesville Plaza Shopping Center for a pre-tax gain of approximately $679,000, and as a result, no longer receives rental and other income associated with operating the shopping center. In 1998, the Company sold two outparcels to the Waynesville Plaza Shopping Center for a pre-tax gain of approximately $403,000.

          General and Administrative Expenses. General and administrative expenses increased $188,000, or 6.2%. The increase is mainly due to an increase in salaries and employee benefits of $162,000. This is due to normal salary increases and increases in deferred compensation expense due to a change in the discount rate from 8% to 7%. Other changes in general and administrative expenses were due to normal increases arising from growth in the Company's operation and inflationary factors.

          Income Taxes. The Company's effective income tax rate was 37.5% in 1998 compared to 38.3% in 1997. The decrease in the effective tax rate in 1998 is largely attributable to a decrease in state income taxes.

Comparison of Financial Condition and Operating Results 1997 Versus 1996

          Summary. Net income was $1,875,518, or $1.52 basic net income per share, in 1997 compared to net income of $1,093,796, or $.89 basic net income per share, in 1996 which represents a 71% increase. The Company's net income was affected by certain non-recurring items in both 1997 and 1996. In 1997, the Company recognized a $679,000 pre-tax gain on the sale of Waynesville Plaza Shopping Center, which the Company has been holding as real estate acquired in settlement of loans. By contrast in 1996, the Company recognized a one-time $720,000 pre-tax expense for its portion of a special assessment imposed by the FDIC to recapitalize the SAIF.

          Net Interest Income. Total interest income increased $979,000, or 9.9%, to $10.8 million in 1997 from $9.9 million in 1996. The increase in interest income is principally due to an increase in the average balance of interest earning assets of approximately $12.7 million. The average yield on interest earning assets decreased slightly from 7.81% in 1996 to 7.80% in 1997.

          Total interest expense increased $1,117,000, or 22.2%, in 1997, due to an increase in both the average balance of interest bearing liabilities and the average cost of funds. The average balance of interest bearing liabilities increased from $110.3 million in 1996 to $124.5 million in 1997, while the cost of funds increased from 4.56% in 1996 to 4.94% in 1997. The increase in the average balance is mainly due to the Company borrowing $10.5 million in advances from the FHLB of Atlanta during the first quarter of 1997. In addition, average deposits increased approximately $5.5 million. The increase in the cost of funds is due to the rates paid on FHLB advances and an increase in rates on certificate of deposit accounts due to competitive pressures in the marketplace.

          The overall net effect of these changes was a $137,000, or 2.84%, increase in net interest income in 1997 compared to 1996. The interest rate spread decreased to 2.86% in 1997 from 3.25% in 1996. Net interest income as a percentage of average interest-earning assets was 3.38% in 1997 compared to 3.83% in 1996.

          Provisions for Loan Losses. During 1997 and 1996, management recorded provisions for loan losses of $20,000 and $15,000, respectively. The increase in the provision for loan losses in 1997 was due to the growth in the Company's loan portfolio. The Company had no charge-offs and no recoveries in either 1997 or 1996. As discussed above, management determines the provision for loan losses based on their review of the loan portfolio and their estimate of the allowance for loan losses required to absorb estimated probable losses inherent in the loan portfolio.

          Other Income. Other income increased $766,000 or 115.9% in 1997 compared to the same period in 1996 primarily as a result of the sale of the Waynesville Plaza Shopping Center for a gain of approximately $679,000. As a result of the sale, the Company will no longer receive rental and other income attributable to its operation of the shopping center. In addition, the Company recognized income of $136,000 on mortgage servicing rights compared to no such income during 1996.

          General and Administrative Expenses. General and administrative expenses decreased $754,000, or 19.8% in 1997. The decrease is primarily due to a one-time cost of approximately $720,000 pre-tax pertaining to a special assessment by the FDIC on all SAIF insured financial institutions to recapitalize the SAIF which was recorded in 1996. Federal and other insurance premiums decreased $844,000 to $86,000 as a result of this special assessment in the prior year. As a result of the recapitalization of the SAIF, the FDIC reduced Haywood Savings' annual assessment rate for deposit insurance from 0.23% of insured deposits to zero effective October 1, 1996 and Haywood Savings received a refund of a previously paid deposit insurance premium of approximately $63,000 in December 1996. Until December 31, 1999, however, Haywood Savings and all other SAIF insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts.

          Income Taxes. The Company's effective income tax rate was 38.3% in 1997 compared to 34.3% in 1996. The increase in the effective tax rate is due to part to an increase in state income taxes due to a decrease in the level of investment securities that are exempt for state tax purposes.

Asset Quality

          The Company's loan portfolio consists primarily of lower risk single family, 1-4 unit, residential loans. At December 31, 1998, the Company had approximately $841,000 of loans in nonaccrual status as compared to $583,000 at December 31, 1997. At December 31, 1998 and 1997, the Company had no loans that were considered to be impaired. There were no loans contractually past due 90 days or more and still accruing at December 31, 1998 and 1997. In the opinion of management, there are no other loans which cause management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms which could result in becoming classified as problem assets. During 1998, 1997 and 1996, the Company had no loan charge-offs. The Company's year-end allowance for loan losses was $759,000, or .68% of outstanding loans. This compares to .64% and .65% for 1997 and 1996, respectively.

          The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. The adequacy of the allowance for loan losses and the related provision are based upon management's evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration given to such factors as financial condition of the borrower, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes that the allowance for loan losses is adequate. While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

          At December 31, 1998, the Company had real estate acquired in settlement of loans of approximately $7,000 as compared to $246,000 at December 31, 1997. During 1998, the Company sold two outparcels to the Waynesville Plaza Shopping Center, with book values of approximately $210,000 for gains of approximately $403,000. Real estate acquired in settlement of loans consists of single family residences at December 31, 1998.

Year 2000 Readiness Disclosure

          The Company recognizes and is addressing the potentially severe implications of the "Year 2000 Issue." The Year 2000 Issue is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations as the Year 2000 approaches. This issue is caused by the fact that many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs were designed and developed without considering the impact of the upcoming change in the century and could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the year 1900 rather than the year 2000. This misidentification could prevent the Company from being able to engage in normal business operations, including, among other things, miscalculating interest accruals and the inability to process customer transactions.

          The Company's Board of Directors has approved a Year 2000 Plan that was developed in accordance with guidelines set forth by the Federal Financial Institutions Examination Council. This plan has three primary phases related to internal Year 2000 compliance.

          The first phase of the Company's efforts to address the Year 2000 Issue was to inventory all known Company processes that could reasonably be expected to be impacted by the Year 2000 Issue and their related vendors, if applicable. This phase is complete, although it is periodically updated as necessary.

          The Company's second phase in addressing the Year 2000 Issue was to contact all third party vendors, request documentation regarding their Year 2000 compliance efforts, and analyze the responses. This was a significant phase because the Company does not perform in-house programming, and thus is dependent on external vendors to ensure and modify, if necessary, the hardware, software, or service it provides to the Company to be Year 2000 compliant. This phase is now complete and the Company has followed up on any issues or concerns identified from the responses received.

          The next phase for the Company under the plan is to complete a comprehensive testing of all known processes. The most significant phases of testing is the testing of the Company's mainframe computer system, teller terminals and core software applications. The Company installed a new mainframe computer system and teller terminals in September 1998 that are Year 2000 compliant. Both systems were tested in September 1998. Upgrades of the core software applications currently used by the Company were received from the software vendor in September and were represented to be Year 2000 compliant by the vendor. These applications were successfully loaded on the Company's hardware system in September and Year 2000 testing was also completed immediately after installation.

          Another part of the Company's Year 2000 plan is to assess the Year 2000 readiness of its significant borrowers and depositors. Through the use of questionnaires and personal contacts, the Company is in the process of assessing the Year 2000 readiness of significant borrowers and depositors of the Company. Since the majority of the loans are to individuals and secured by one to four family residences, this step is not expected to require a significant amount of time or resources.

          The Company had previously estimated the total costs to address the Year 2000 Issue to be $180,000. Approximately $117,500 of these costs related to the installation of the mainframe computer system and were capitalized in accordance with the Company's capitalization policy. Year 2000 project costs incurred and expensed during the year ended December 31, 1998 were approximately $149,000. Funding of the Year 2000 project costs will come from normal operating cash flows, however, the expenses associated with the Year 2000 Issue will directly reduce otherwise reported net income for the Company.

          Management of the Company believes that the potential effects of the Company's internal operations of the Year 2000 Issue can and will be addressed prior to the Year 2000. However, if required modifications or conversions are not made or are not completed on a timely basis prior to the Year 2000, the Year 2000 Issue could disrupt normal business operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include the Company temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of the Company to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such a scenario lasted, could have a material adverse effect on the Company. Because of the serious implications of these scenarios, the primary emphasis of the Company's Year 2000 plan is to correct, with complete replacement, if necessary, any systems or processes whose Year 2000 test results are not satisfactory prior to the Year 2000. Nevertheless, should one of the most reasonably likely worst case scenarios occur in the Year 2000, the Company is also in the process of formalizing a contingency plan that would allow for limited transactions, including the ability to make certain deposit withdrawals, until the Year 2000 problems are fixed.

          The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions of future events such as the availability of certain resources (including internal and external resources), third party vendor plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the time frame indicated, and actual results could differ materially from these plans. Factors that might affect the timely and efficient completion of the Company's Year 2000 project include, but are not limited to, vendors' abilities to adequately correct or convert software and the effect on the Company's ability to test its systems, the availability and cost of personnel trained in the Year 2000 area, the ability to identify and correct all relevant computer programs and similar uncertainties.

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

          At December 31, 1998, the Company had approximately $33.8 million in cash, interest-bearing balances in other banks, federal funds sold, and investment securities. Management believes that the level of liquidity at December 31, 1998 is adequate and in compliance with regulatory requirements.

          A primary objective in interest rate management is the avoidance of wide fluctuations in net interest income due to interest rate movements. Management conducts, on a regular basis, various analyses to determine the gap representing the difference between repricing assets and repricing liabilities. At December 31, 1998, the Company's balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. At December 31, 1998 total rate sensitive liabilities maturing or repricing within one year were $103.2 million compared to rate sensitive assets maturing or repricing in one year of $69.7 million for a cumulative gap of $33.5 million. It should be noted that interest-sensitivity of the balance sheet as of a specific date is not necessarily indicative of the Company's position on other dates.

Committed Resources

          The Company had loan commitments, including undisbursed proceeds on loans in process and preapproved but unused lines of credit for home equity loans, of approximately $5,089,000 outstanding at December 31, 1998. Of this amount, $3,019,000 represent adjustable rate commitments and $2,070,000 represent fixed rate commitments.

These commitments were primarily for construction and conventional residential lending and will be funded primarily from loan principal repayments and other normal sources of liquidity.

Capital Resources

          As a North Carolina-chartered savings bank, Haywood Savings is subject to the capital requirements of the FDIC and the N.C. Administrator of Savings Institutions ("the Administrator"). The FDIC requires Haywood Savings to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be "well capitalized," the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to Haywood Savings is the allowance for loan losses. Risk-weighted assets reflect Haywood Savings' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. Haywood Savings is also subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3%, and a ratio of 5% to be "well capitalized." The Administrator requires a net worth equal to at least 5% of assets. At December 31, 1998, Haywood Savings was in compliance with the capital requirements of both the FDIC and the Administrator and is deemed to be "well capitalized."

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

Accounting Issues

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company plans to adopt SFAS No. 133 in 2000 without any impact on its financial statements as the Company does not have any derivative financial instruments and is not involved in any hedging activities.

          In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS No. 134). SFAS No. 134 establishes accounting and reporting standards for certain mortgage banking activities.
SFAS No. 134 is effective for financial statements for the first fiscal quarter beginning after December 15, 1998. The Company plans to adopt SFAS No. 134 in 1999 without any impact on its financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     This item is not applicable to the Registrant which qualifies as a "small business issuer."

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                   Index to Consolidated Financial Statements of Haywood Bancshares, Inc. and Subsidiary

Independent Auditors' Report                                                                         41

Consolidated Statements of Financial Condition as of December 31, 1998 and 1997                      42

Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996               43

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended
   December 31, 1998, 1997 and 1996                                                                  44

Consolidated Statements of Cash Flows for the years ended December 31,
       1998, 1997 and 1996                                                                      45 - 46

Notes to Consolidated Financial Statements for the years ended December 31,
       1998, 1997 and 1996                                                                           47

                          Independent Auditors' Report


The Board of Directors
Haywood Bancshares, Inc.
Waynesville, North Carolina:

We have audited the consolidated statement of financial condition of Haywood Bancshares, Inc. and subsidiary (the Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Haywood Bancshares, Inc. and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ KPMG LLP

Charlotte, North Carolina
February 26, 1999

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statements of Financial Condition

                          December 31, 1998 and 1997

                                                                                          1998           1997
                                                                                    --------------   -------------
                                ASSETS
Cash on hand and in banks                                                             $  1,525,035       1,736,787
Interest-bearing balances in other banks                                                   805,357         418,967
Federal funds sold                                                                       1,713,611       2,039,247
Investment securities (note 2):
 Available for sale (cost of $19,711,642 and $15,719,503
  at December 31, 1998 and 1997, respectively)                                          19,466,200      15,805,611
 Held-to-maturity (market value of $10,332,472 and
  $11,303,051 at December 31, 1998 and 1997, respectively)                              10,302,987      11,242,929
Loans (net of allowance for loan losses of $758,547 and
 $738,547 at December 31, 1998 and 1997, respectively) (note 3)                        110,792,991     114,150,356
Real estate acquired in settlement of loans (note 4)                                         7,192         246,078
Federal Home Loan Bank stock, at cost                                                    1,427,300       1,427,300
Premises and equipment (note 5)                                                          1,565,173       1,551,510
Investment in mortgage servicing rights (note 6)                                           977,720       3,027,116
Goodwill                                                                                   675,030         727,530
Other assets (note 8)                                                                    1,697,128       1,106,143
                                                                                     -------------   -------------
               Total assets                                                          $ 150,955,724   $ 153,479,574
                                                                                     =============   =============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Deposit accounts:
 Noninterest-bearing                                                                 $     241,823   $     199,170
 Interest-bearing, including $15,245,006 in 1998 and
  $13,973,839 in 1997 of time deposits for $100,000
  or more (note 7)                                                                     116,519,550     118,471,286
                                                                                     -------------   -------------
               Total deposits                                                          116,761,373     118,670,456
FHLB advances (note 15)                                                                 10,500,000      10,500,000
Accrued expenses and other liabilities (notes 8 and 9)                                   2,146,919       2,135,586
                                                                                     -------------   -------------
               Total liabilities                                                       129,408,292     131,306,042
                                                                                     -------------   -------------
Stockholders' equity (notes 11, 12 and 13):
 Serial preferred stock, $1.00 par value, 5,000,000 shares
   authorized; no shares issued or outstanding                                                  --              --
 Common stock, $1.00 par value, 10,000,000 shares authorized;
   issued and outstanding 1,250,356 shares in 1998 and 1997                              1,250,356       1,250,356
 Additional paid-in capital                                                              3,521,612       3,437,275
 Retained income, substantially restricted                                              16,937,456      17,487,686
 Accumulated other comprehensive income:
  Unrealized gain on investment securities available for sale,
    net of tax                                                                            (161,992)         56,831
 Less obligation in connection with funds used to acquire
    common shares by ESOP                                                                       --         (58,616)
                                                                                     -------------   -------------
                Total stockholders' equity                                              21,547,432      22,173,532
Commitments (note 3)
                                                                                     -------------   -------------
                                                                                     $ 150,955,724   $ 153,479,574
                                                                                     =============   =============


         See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                       Consolidated Statements of Income

                 Years ended December 31, 1998, 1997 and 1996

                                                          1998             1997            1996
                                                     ---------------   -------------   -------------
Interest income:
 Loans                                               $     9,062,275  $    9,101,733   $   8,760,804
 Investment securities                                     1,806,811       1,541,134         940,568
 Interest-bearing balances in other banks                     32,676          20,736          19,876
 Federal funds sold                                           77,913          79,178          35,948
 Other                                                       106,168         103,479         109,601
                                                     ---------------   -------------   -------------
        Total interest income                             11,085,843      10,846,260       9,866,797
                                                     ---------------   -------------   -------------
Interest expense:
 Deposits, including $563,091 in 1998, $577,599 in
  1997, and $434,257 in 1996 on time deposits for
  $100,000 or more                                         5,465,072       5,633,453       5,018,715
 FHLB advances (note 15)                                     594,073         511,246              --
 Other (note 14)                                               2,053           7,855          17,299
                                                     ---------------   -------------   -------------
        Total interest expense                             6,061,198       6,152,554       5,036,014
                                                     ---------------   -------------   -------------
        Net interest income                                5,024,645       4,693,706       4,830,783
Provision for loan losses (note 3)                            20,000          20,000          15,000
                                                     ---------------   -------------   -------------
        Net interest income after provision for
         loan losses                                       5,004,645       4,673,706       4,815,783
                                                     ---------------   -------------   -------------
Other income (loss):
 Insurance income, net                                       186,828         179,901         168,063
 Rental income                                                50,244          49,132          50,835
 Service charges on deposits                                  60,826          70,818          66,064
 Gain on sale of investment securities available
  for sale                                                     6,418              --              --
 Gain on sale of real estate acquired in settlement
  of loans (note 4)                                          426,872         679,349          12,695
 Real estate operations, net (note 4)                          2,795         269,061         335,598
 Income (loss) from mortgage servicing rights             (2,158,071)        135,791              --
 Other income                                                 79,104          42,179          27,421
                                                     ---------------   -------------   -------------
        Total other income (loss)                         (1,344,984)      1,426,231         660,676
                                                     ---------------   -------------   -------------
General and administrative expenses:
 Salaries and employee benefits (notes 9 and 13)           1,895,291       1,733,344       1,673,844
 Occupancy and equipment                                     335,569         346,302         369,390
 Federal and other insurance premiums (note 10)               81,543          85,876         930,297
 Amortization of goodwill                                     52,500          52,500          52,500
 Other expenses                                              881,460         839,897         785,632
                                                     ---------------   -------------   -------------
        Total general and administrative expenses          3,246,363       3,057,919       3,811,663
                                                     ---------------   -------------   -------------
        Income before income taxes                           413,298       3,042,018       1,664,796
Income taxes (note 8)                                        155,000       1,166,500         571,000
                                                     ---------------   -------------   -------------
        Net income                                   $       258,298   $   1,875,518   $   1,093,796
                                                     ===============   =============   =============
Per share amounts (note 11):
 Net income - basic                                  $          0.21   $        1.52   $        0.89
                                                     ===============   =============   =============
 Net income - diluted                                $          0.21   $        1.52   $        0.87
                                                     ===============   =============   =============

         See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

   Consolidated Statements of Stockholders' Equity and Comprehensive Income

                 Years ended December 31, 1998, 1997 and 1996

                                                                                           Accumulated
                                                              Additional                      Other                        Total
                                                  Common       Paid-in       Retained     Comprehensive   Obligation  Stockholders'
                                                  Stock        Capital        Income         Income        of ESOP        Equity
                                                ----------   ------------   ------------   ------------  -----------  -------------
Balance at December 31, 1995                    $1,287,372   $  4,652,561   $ 15,825,090   $         --  $  (358,754) $ 21,406,269


Comprehensive income:
 Net income                                             --             --      1,093,796             --           --     1,093,796
                                                                                                                       -----------
  Total comprehensive income                                                                                             1,093,796

Repurchase of common stock                         (92,216)    (1,569,097)            --             --           --    (1,661,313)
Cash dividends declared on common stock,
 $.53 per share                                         --             --       (649,222)            --           --      (649,222)
Stock options exercised                             16,700         70,988             --             --           --        87,688
Principal repayment of ESOP debt                        --             --             --             --      157,346       157,346
Release and allocation of ESOP shares                   --         63,554        (23,443)            --           --        40,111
Tax benefit on stock options exercised                  --             --         52,219             --           --        52,219
                                                ----------   ------------   ------------   ------------  -----------   -----------
Balance at December 31, 1996                     1,211,856      3,218,006     16,298,440             --     (201,408)   20,526,894

Comprehensive income:
 Net income                                             --             --      1,875,518             --           --     1,875,518
 Other comprehensive income - unrealized
  gain on securities available for sale, net
  of income taxes $29,277                               --             --             --         56,831           --        56,831
                                                                                                                       -----------
  Total comprehensive income                                                                                             1,932,349

Repurchase of common stock                          (5,500)       (82,157)            --             --           --       (87,657)
Cash dividends declared on common stock,
 $.57 per share                                         --             --       (713,684)            --           --      (713,684)
Stock options exercised                             44,000        194,750             --             --           --       238,750
Principal repayment of ESOP debt                        --             --             --             --      142,792       142,792
Release and allocation of ESOP shares                   --        106,676        (39,052)            --           --        67,624
Tax benefit on stock options exercised                  --             --         66,464             --           --        66,464
                                                ----------   ------------   ------------   ------------  -----------   -----------
Balance at December 31, 1997                     1,250,356      3,437,275     17,487,686         56,831      (58,616)   22,173,532

Comprehensive income:
 Net income                                             --             --        258,298             --           --       258,298
 Other comprehensive income - unrealized
 gain on securities available for sale, net
  of income taxes of $112,727                           --             --             --       (218,823)          --      (218,823)
                                                                                                                       -----------
  Total comprehensive income                                                                                                39,475

Cash dividends declared on common stock,
 $.61 per share                                         --             --       (762,716)            --           --      (762,716)
Principal repayment of ESOP debt                        --             --                            --       58,616        58,616
Release and allocation of ESOP shares                   --         84,337        (45,812)            --           --        38,525
                                                ----------   ------------    -----------   ------------  -----------   -----------
Balance at December 31, 1998                    $1,250,356   $  3,521,612    $16,937,456   $   (161,992) $        --   $21,547,432
                                                ==========   ============    ===========   ============  ===========   ===========

See accompanying notes to consolidated financial statements.

                     HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                                                                    1998            1997            1996
                                                               --------------   -------------   -------------
Cash flows from operating activities:
    Net income                                                 $      258,298       1,875,518       1,093,796
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                     20,000          20,000          15,000
         Depreciation and amortization, net                           193,573         170,512         142,156
         Amortization of goodwill                                      52,500          52,500          52,500
         Loss (income) from mortgage servicing rights               2,158,071        (135,791)             --
         Increase (decrease) in allowance for
            uncollected interest                                       18,544           2,838         (51,014)
         Net gain on sale of investment securities
            available for sale                                         (6,418)             --              --
         Net gain on sale of fixed assets                                  --          (5,439)             --
         Net gain on sale of real estate acquired in
            settlement of loans                                      (426,872)       (679,349)        (12,695)
         Increase in other assets                                    (478,258)       (254,366)        (81,637)
         Increase in accrued expenses and other
            liabilities                                                57,445         494,878         139,365
         Increase in deferred loan fees, net                           41,488          55,790          56,927
         Net noncash expense recorded for ESOP                         38,525          67,624          40,111
                                                                --------------  --------------  --------------
                   Net cash provided by operating
                      activities                                    1,926,896       1,664,715       1,394,509
                                                                --------------  --------------  --------------
Cash flows from investing activities:
    Purchases of investment securities held to maturity           (11,685,676)     (5,400,000)     (4,800,000)
    Purchases of investment securities available for sale         (12,856,066)    (16,726,273)             --
    Proceeds from sale of investment securities
       available for sale                                           3,505,866              --              --
    Proceeds from maturities/calls of investment
       securities available for sale                                5,250,077       1,000,000              --
    Proceeds from maturities/calls of investment
       securities held to maturity                                 12,300,000       5,857,142      11,005,901
    Principal collected on investment securities held to
       maturity                                                       325,618         263,351         350,384
    Principal collected on ivestment securities
       available for sale                                              55,388              --              --
    Origination of loans, net                                       3,240,897      (4,913,071)     (5,298,164)
    Proceeds from sales of real estate acquired in
       settlement of loans                                            702,194       2,251,951          57,075
    Purchases of premises and equipment                              (148,222)        (65,426)        (23,710)
    Proceeds from sales of premises and equipment                          --          16,000              --
    Purchase of mortgage servicing rights                            (108,675)     (1,163,250)     (1,728,075)
    Proceeds from redemption of FHLB stock                                 --              --          84,900
                                                                --------------  --------------  --------------
                   Net cash provided by (used in)
                      investing activities                            581,401     (18,879,576)       (351,689)
                                                                --------------  --------------  --------------

                                                                     (Continued)

                     HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996


                                                                    1998            1997            1996
                                                               --------------   -------------   -------------
Cash flows from financing activities:
    Net increase (decrease) in deposits                        $   (1,909,083)     11,327,077      (1,419,876)
    Cash dividends paid                                              (750,212)       (694,811)       (647,900)
    Proceeds from issuance of common stock upon
       exercise of stock options                                       --             238,750          87,688
    Proceeds from note payable                                         --              --           2,200,000
    Repayment of note payable                                          --          (1,200,000)     (1,000,000)
    Proceeds from FHLB advances                                        --          10,500,000          --
    Repurchase of common stock                                         --             (87,657)     (1,661,313)
                                                               --------------   -------------   -------------
                   Net cash provided by (used in)
                      financing activities                         (2,659,295)     20,083,359      (2,441,401)
                                                               --------------   -------------   -------------
                   Net increase (decrease) in cash and
                      cash equivalents                               (150,998)      2,868,498      (1,398,581)
Cash and cash equivalents, beginning of year                        4,195,001       1,326,503       2,725,084
                                                               ==============   =============   =============
Cash and cash equivalents, end of year                         $    4,044,003       4,195,001       1,326,503
                                                               ==============   =============   =============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
       Interest                                                $    6,098,358       6,156,200       5,052,824
       Income taxes                                                   300,896       1,016,540         597,937
                                                               ==============   =============   =============
Supplemental schedule of noncash investing and
  financing activities:
       Loans transferred to real estate acquired in
         settlement of loans                                   $       36,436          28,493           --
       Dividends payable                                              200,057         187,553         168,680
                                                               ==============   =============   =============

See accompanying notes to consolidated financial statements.

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


(1)  Summary of Significant Accounting Policies

     The following is a description of the more significant accounting and reporting policies Haywood Bancshares, Inc. (the Corporation) and its subsidiary, Haywood Savings Bank, Inc., SSB (Haywood Savings) follow in preparing and presenting their consolidated financial statements.

     (a)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Corporation, Haywood Savings and its wholly owned subsidiaries, Great Smokies Financial Corporation, Inc. and Great Smokies Insurance Agency, Inc. Haywood Savings subsidiaries' principal business activities are the sale of real estate held for investment and the sale of insurance products in an agency capacity, respectively. For purposes of the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated. The Corporation's chief operating decision maker reviews the results of operations of the Corporation and its subsidiaries as a single enterprise.

     (b)  Basis of Presentation

          The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

          In certain instances, amounts previously reported in the 1997 and 1996 consolidated financial statements have been reclassified to present them in the format selected for 1998. Such reclassifications have no effect on the net income or stockholders' equity as previously reported.

     (c)  Cash and Cash Equivalents

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

                                47                                  (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


          Realized gains and losses from sales of securities are determined based upon the specific identification method. Premiums and discounts are amortized as an adjustment to yield over the remaining lives of the securities using the level-yield method.

          As a state chartered savings bank, liquidity (consisting of cash and readily marketable securities) must be at least 10% of Haywood Savings' assets. Haywood Savings was in compliance with such regulation at December 31, 1998.

     (e)  Allowance for Loan Losses

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

                                48                                   (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


     (h)  Goodwill

          Goodwill, representing the excess cost of investment over the fair value of net assets acquired, is being amortized by charges to operations over a remaining period of approximately 13 years at December 31, 1998 using the straight-line method.

     (i)  Loans

          Loans are carried at their principal amount outstanding plus any accrued interest. The Corporation provides an allowance for uncollected interest on accrued interest for loans 90 days or more past due. This allowance is a reduction of loans for financial statement reporting because such accrued interest is included in the related loan balances.

          Management considers loans to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to contractual terms of the loan agreement. Factors that influence management's judgments include, but are not limited to, loan payment pattern, source of repayment, and value of collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of loans of certain risk grades, and regulatory reports of examination. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (such as residential mortgage) are excluded from impairment evaluations, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

     (j)  Loan Origination Fees and Costs

          The Corporation defers loan origination fees and certain direct loan origination costs. Net deferred fees are being amortized to loan interest income over the actual life of the loan using a level yield method.

     (k)  Pension Plan

          The Corporation adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits, an amendment of Statements No. 87, 88 and 106" ("SFAS No. 132"), during 1998. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures previously required. The methods of measurement and recognition for such plans remain unchanged. In accordance with the provisions of SFAS No. 132, disclosures for earlier periods provided for comparative purposes have been restated to reflect the provisions of this Statement.

                                49                                  (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

     (l)  Stock Options

          On January 1, 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires either the (i) fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of income as of the date of grant of awards related to such plans, or (ii) the impact of such fair value on net income and earnings per share be disclosed on a pro forma basis on a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion 25). The Corporation has elected to continue to apply the provisions of APB Opinion 25.

     (m)  Income Taxes

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

     (n)  Comprehensive Income

          On January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Corporation's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

          The Corporation's other comprehensive income for the years ended December 31, 1998 and 1997 and accumulated other comprehensive income as of December 31, 1998 and 1997 are comprised solely of unrealized gains and losses on certain investments in debt and equity

                                     50                              (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


          securities. The Corporation did not have any other comprehensive income for the year ended December 31, 1996. Other comprehensive income for the years ended December 31, 1998 and 1997 follows:


                                                               1998          1997
                                                             ---------     --------
Unrealized holding gains (losses) arising during period      $(214,844)      56,831
Less:  reclassification adjustment for realized gains,
 net of tax                                                      3,979           --
                                                             ---------     --------
Unrealized gains (losses) on securities, net of
   applicable income taxes                                   $(218,823)      56,831
                                                             =========     ========

     (o)  Net Income Per Share

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

     (p)  Disclosures Regarding Segments

          The Corporation adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Corporation adopted SFAS No. 131 without any impact on their consolidated financial statements as the chief operating decision maker reviews the results of operations of the Corporation and its subsidiaries as a single enterprise.

                                     51                             (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996



(2)  Investment Securities

     The following is a summary of the investment securities portfolios by major classification:

                                                                             Gross            Gross
                                                                          Unrealized       Unrealized        Estimated
                                                          Book Value         Gains           Losses         Market Value
                                                        -------------    ------------    ------------     --------------
        December 31, 1998
Investment securities available for sale:
  U.S. government and agency securities                   $ 4,248,875           3,704          (5,625)         4,246,954
  Collateralized mortgage obligations:
    FHLMC certificates, at variable rates,
     maturing from 2023 to 2027                            10,688,852              --        (178,538)        10,510,314
    FNMA certificates, at variable rates,
     maturing in 2028                                       4,773,915              --         (64,983)         4,708,932
                                                        -------------    ------------    ------------     --------------
      Total investment securities
       available for sale                                 $19,711,642           3,704        (249,146)        19,466,200
                                                        =============    ============    ============     ==============
Investment securities held-to-maturity:
  U.S. government and agency securities                    $9,822,634          14,625         (15,238)         9,822,021
  Mortgage-backed securities:
    FHLMC certificates, 8.50%, maturity
     from 2005 to 2009                                        335,143          12,823              --            347,966
    GNMA certificates, 8.50% to 9.00%,
     maturing from 2009 to 2017                               145,210          17,275              --            162,485
                                                        -------------    ------------    ------------     --------------
      Total investment securities
       held to maturity                                   $10,302,987          44,723         (15,238)        10,332,472
                                                        =============    ============    ============     ==============

                                     52                             (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

                                                                         Gross           Gross
                                                                       Unrealized      Unrealized        Estimated
                                                   Book Value            Gains           Losses         Market Value
                                                   -------------    --------------    ------------     --------------
                                                                            December 31, 1997
Investment securities available for sale:
  U.S. government and agency securities            $     5,000,574          11,458            (234)         5,011,798
  Collateralized mortgage obligations:
    FHLMC certificates, at variable rates,
      maturing from 2023 to 2024                        10,718,929          75,013            (129)        10,793,813
                                                     -------------    ------------    ------------     --------------
                     Total investment securities
                       available for sale          $    15,719,503          86,471            (363)        15,805,611
                                                     =============    ============    ============     ==============
Investment securities held-to-maturity:
   U.S. government and agency securities           $    10,436,957          25,263         (13,010)        10,449,210
   Mortgage-backed securities:
     FHLMC certificates, 8.50%, maturity
       from 2005 to 2009                                   520,098          24,699              --            544,797
     GNMA certificates, 8.50% to 9.00%,
       maturing from 2009 to 2017                          285,874          23,170              --            309,044
                                                     -------------    ------------    ------------     --------------
                     Total investment securities
                       held to maturity            $    11,242,929          73,132         (13,010)        11,303,051
                                                     =============    ============    ============     ==============

     Gross gains from sales of investment securities available for sale totaled $6,418 in 1998. There were no sales of investment securities available for sale or held-to-maturity during 1997 and 1996.

     The aggregate amortized cost and approximate market value of the available for sale and held-to-maturity securities portfolios at December 31, 1998, by remaining contractual maturity are as follows:

                                                    Available for Sale                    Held-to-Maturity
                                              ------------------------------    -----------------------------------
                                                                  Estimated                              Estimated
                                                 Amortized         Market            Amortized            Market
                                                   Cost             Value               Cost               Value
                                              -------------    -------------    ------------------    -------------
U.S. government and agency securities:
   Due in one year or less                  $            --               --               436,957          437,399
   Due after one year through five years          4,248,875        4,246,954             9,385,677        9,384,622
Mortgage-backed securities                               --               --               480,353          510,451
Collateralized mortgage obligations              15,462,767       15,219,246                    --               --
                                              -------------    -------------    ------------------    -------------
                Total                       $    19,711,642       19,466,200            10,302,987       10,332,472
                                              =============    =============    ==================    =============

                                53                                 (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

(3)    Loans

Loans consist of the following:

                                                                                December 31,
                                                                           1998                 1997
                                                                    ----------------     ----------------
Loans secured by first mortgages on real estate:
   Conventional, primarily one to four family                     $       89,352,080           92,165,787
   Commercial                                                             15,790,805           15,669,602
   Construction                                                            6,716,000            6,953,200
   Participation loans purchased                                             407,060              478,240
                                                                    ----------------     ----------------
                                                                         112,265,945          115,266,829
Home equity lines of credit                                                2,478,517            2,467,831
Loans secured by deposit accounts                                            750,954              580,639
Home improvement loans                                                       189,016              164,827
                                                                    ----------------     ----------------
                                                                         115,684,432          118,480,126
Undisbursed proceeds on loans in process                                  (3,530,853)          (3,049,214)
Deferred loan fees                                                          (548,960)            (507,472)
Allowance for loan losses                                                   (758,547)            (738,547)
Allowance for uncollected interest                                           (53,081)             (34,537)
                                                                    ----------------     ----------------
                                                                  $      110,792,991          114,150,356
                                                                    ================     ================

     The Corporation grants residential, residential and non-residential construction, and commercial real estate loans to customers throughout its general market area of Haywood, Cherokee, and Jackson counties of western North Carolina. As reflected in the summary of loans at December 31, 1998, the largest component of the Corporation's loan portfolio consists of lower-risk single-family, 1-4 unit, residential loans. The higher risk component of the loan portfolio consists of real estate construction loans and commercial real estate loans for which repayment is more dependent on current real estate markets and general economic conditions. Management actively monitors the higher risk portion of the portfolio and provides increased provision for loan losses when considered necessary.

                                54                              (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

     The following summarizes the activity in the allowance for loan losses for the years ended December 31, 1998, 1997, and 1996:

                                                                 1998                1997                1996
                                                          ----------------    ----------------    ----------------
Balance at beginning of year                            $          738,547             718,547             703,547
Provision for loan losses                                           20,000              20,000              15,000
Less loan charge-offs                                                   --                  --                  --
                                                          ----------------    ----------------    ----------------
Balance at end of year                                  $          758,547             738,547             718,547
                                                          ================    ================    ================


     The Corporation had nonaccrual loans of approximately $841,000, $583,000 and $814,000 at December 31, 1998, 1997 and 1996, respectively. Had these loans performed in accordance with their contractual terms, approximately $53,000 , $37,000 and $57,000 of interest income would have been recorded during the years ended December 31, 1998, 1997, and 1996, respectively. Interest income of approximately $25,000, $22,000, and $30,000 was recorded in connection with loans classified as nonaccrual in 1998, 1997 and 1996, respectively.

     At December 31, 1998 and 1997, the Corporation has no loans considered to be impaired under SFAS No. 114.

     At December 31, 1998, the Corporation had adjustable rate loan commitments outstanding aggregating $1,789,000, and fixed rate loan commitments outstanding aggregating $1,435,000. In addition, the Corporation has committed to participate in 45 "affordable housing" fixed rate construction projects in the aggregate sum of $635,000. Also, preapproved but unused variable rate lines of credit for home equity loans approximate $1,230,000 at December 31, 1998. In the opinion of management, these loan commitments, including undisbursed proceeds on loans in process reflected above, represent no more than normal lending risk to the Corporation and will be funded from normal sources of liquidity.

     Loans serviced for others approximated $132,000, $283,000, and $401,000 at December 31, 1998, 1997, and 1996, respectively.

     The following is a reconciliation of aggregate loans outstanding to executive officers, directors, and their immediate families for the year ended December 31, 1998, for such loan amounts aggregating in excess of $60,000.

Balance at beginning of year                       $         1,588,000
New loans                                                      243,000
Principal repayments                                          (236,000)
                                                     -----------------
Balance at end of year                             $         1,595,000
                                                     =================

                                55                              (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

(4)  Real Estate Acquired in Settlement of Loans

     Real estate acquired in settlement of loans, net of related allowance for real estate losses, consists of the following:

                                                                                    December 31,
                                                                               1998                 1997
                                                                        -----------------    -----------------
Commercial real estate                                                $                --              210,393
Other, primarily single family residence                                            7,192               35,685
                                                                        -----------------    -----------------
                                                                      $             7,192              246,078
                                                                        =================    =================


     In 1998, the Corporation sold commercial real estate consisting of outparcels to the Waynesville Shopping Center with a book value of approximately $210,000 and recognized a gain of approximately $403,000 on the sale. The Corporation sold commercial real estate (Waynesville Plaza Shopping Center) with a book value of approximately $1,573,000 during 1997 and recognized a gain of approximately $679,000 on the sale.

     Net rental income related to the operations of real estate acquired in settlement of loans was approximately $3,000, $269,000, and $348,000 in 1998, 1997, and 1996, respectively.

(5)  Premises and Equipment

     Premises and equipment consists of the following:

                                                                          Accumulated           Net Book
                                                          Cost            Depreciation           Value
                                                   ----------------    ----------------    ----------------
December 31, 1998:
   Land and land improvements                    $          368,064                  --             368,064
   Office buildings and improvements                      2,528,570           1,573,268             955,302
   Furniture, fixtures and equipment                      1,558,568           1,342,564             216,004
   Automobiles                                               35,188               9,385              25,803
                                                   ----------------    ----------------    ----------------
                                                 $        4,490,390           2,925,217           1,565,173
                                                   ================    ================    ================
December 31, 1997:
   Land and land improvements                    $          368,064                  --             368,064
   Office buildings and improvements                      2,517,311           1,509,233           1,008,078
   Furniture, fixtures and equipment                      1,421,605           1,279,078             142,527
   Automobiles                                               35,188               2,347              32,841
                                                   ----------------    ----------------    ----------------
                                                 $        4,342,168           2,790,658           1,551,510
                                                   ================    ================    ================

                                56                              (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

(6)  Investment in Mortgage Servicing Rights

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

     During the year ended December 31, 1998, the Corporation recognized an impairment valuation adjustment totaling approximately $2,161,000. The impairment and write-down of the mortgage servicing rights is due to significant prepayments of the underlying mortgage loans due to a decline in mortgage loan interest rates. Total earnings (loss) of DMCLP recognized by the Corporation on the equity method of accounting were $(2,158,000) and $136,000 for the years ended December 31, 1998 and 1997, respectively.

(7)  Time Deposits

     Maturities of time deposits are as follows:

   1999                                      $       60,748,000
   2000                                              21,231,000
   2001                                               2,307,000
   2002                                                 167,000
   2003                                                 121,000
                                               ----------------
   Total                                     $       84,574,000
                                               ================

                                57                              (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

(8)  Income Taxes

Income tax expense consists of:

                                             1998        1997         1996
                                          ----------   ---------   ----------
Current expense:
  Federal                                  $ 541,934     848,658      596,781
  State                                       74,066     115,842       54,219
                                          ----------   ---------   ----------
                                             616,000     964,500      651,000
                                          ----------   ---------   ----------
Deferred expense (benefit):
  Federal                                   (332,993)    163,829      (65,781)
  State                                     (128,007)     38,171      (14,219)
                                          ----------   ---------   ----------
                                            (461,000)    202,000      (80,000)
                                          ----------   ---------   ----------
                                           $ 155,000   1,166,500      571,000
                                          ==========   =========   ==========

     The statutory income tax amounts are reconciled with the effective income tax amounts as follows:


                                             1998        1997         1996
                                          ----------   ---------   ----------

Tax at federal rate (34%)                  $ 140,521   1,034,286      566,031
Differences:
  State income taxes, net of federal
   income tax benefit                        (35,601)    101,649       26,400
    Other, net                                50,080      30,565      (21,431)
                                          ----------   ---------   ----------
                                           $ 155,000   1,166,500      571,000
                                          ==========   =========   ==========
Effective tax rates                             37.5%       38.3%        34.3%
                                          ==========   =========   ==========

                                     58                              (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

     The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 1998 and 1997 are presented below:

                                                     1998         1997
                                                  -----------  -----------
Deferred tax assets:
  Unrealized gain on available sale
   for securities                                 $    83,450           --
  Allowance for loan losses                           294,202      286,445
  Deferred compensation                               446,800      362,786
  Net loan fees, deferred for
   financial reporting                                 55,174       73,565
  Accrued pension liability                           143,183      139,528
  Investment in partnership, tax
   basis in excess of book                            440,356           --
  Other                                                10,394       29,729
                                                  -----------  -----------
      Total gross deferred tax assets               1,473,559      892,053

      Less valuation allowance                             --           --
                                                  -----------  -----------
      Net deferred tax assets                       1,473,559      892,053
                                                  -----------  -----------

Deferred tax liabilities:
  Unrealized gain on available-for-sale
   securities                                              --      (29,277)
  Tax bad debt reserve                               (699,208)    (605,554)
  Depreciable basis of fixed assets                  (135,858)    (132,568)
  Mortgage-backed securities,
   book basis in excess of tax                             --      (44,535)
  FHLB stock, book basis in excess of tax            (232,200)    (232,200)
  Other                                               (27,843)     (43,196)
                                                  -----------  -----------
      Total gross deferred tax liabilities         (1,095,109)  (1,087,330)
                                                  -----------  -----------
      Net deferred tax asset (liability)          $   378,450     (195,277)
                                                  ===========  ===========

                                     59                              (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

     A portion of the change in the net deferred tax asset (liability) relates to unrealized loss (gain) on available-for-sale securities. The related current period deferred tax benefits of $112,727 has been recorded directly to stockholders' equity. The balance of the change in the net deferred tax asset (liability) results from the current period deferred tax benefit of $461,000.

     There was no valuation allowance during 1998 or 1997. It is management's contention that realization of the deferred tax assets is more likely than not, based upon the history of taxable income and estimates of future taxable income.

     Retained income at December 31, 1998 and 1997 includes approximately $1.07 million (tax effect) representing pre-1988 bad debt reserve base year reserve amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits or other distributions in dissolution, liquidation or redemption of the Corporation's stock.

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

     The Corporation's income tax returns for 1995 and subsequent years are subject to final determination by the taxing authorities.

                                     60                              (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

(9)  Pension and Deferred Compensation Plans

     The Corporation has a defined benefit pension plan covering substantially all of its employees. Based upon actuarial computations at December 31, 1998 and 1997, the plan's funded status and amounts recognized in the Corporation's consolidated statements of financial condition at December 31, 1998 and 1997, are as follows:

                                                    1998        1997
                                                 ----------  ----------
Change in benefit obligation:
   Benefit obligation at January 1               $1,012,084     932,566
   Service cost                                      67,774      63,799
   Interest cost                                     70,668      67,040
   Actuarial gain (loss)                                 --      27,502
   Benefit payments                                  (5,162)    (78,823)
                                                 ----------  ----------
   Benefit obligation at December 31             $1,145,364   1,012,084
                                                 ==========  ==========

Change in plan assets:
   Fair value of plan assets at January 1        $  553,970     509,630
   Actual return on plan assets                      40,722      44,934
   Employer contributions                            73,398      78,229
   Benefit payments                                  (5,162)    (78,823)
                                                 ----------  ----------
   Fair value of plan assets
    at December 31                               $  662,928     553,970
                                                 ==========  ==========

Funded status:
   As of end of year                             $ (482,436)   (458,114)
   Unrecognized transition (asset) obligation        36,418      40,970
   Unrecognized prior service cost                   80,934      87,159
   Unrecognized net (gain) loss                      (4,764)     (5,468)
                                                 ----------  ----------
   Accrued pension expense                       $ (369,848)   (335,453)
                                                 ==========  ==========


     Net periodic pension cost included the following components:

                                                 Years ended December 31,
                                                 1998       1997     1996
                                                --------  -------  --------
Service cost - benefits earned during
 the period                                     $ 67,774   63,799    69,243
Interest cost on projected benefit obligation     70,668   67,040    71,801
Actual return on plan assets                      (8,885) (45,700)  (44,541)
Net amortization and deferral                    (20,574)  18,175    12,811
                                                --------  -------  --------
    Net periodic pension cost included
     in salaries and employee benefits          $108,983  103,314   109,314
                                                ========  =======   =======

                                     61                              (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

     Assumptions used in computing the actuarial present value of the Corporation's projected benefit obligation were as follows:

                                                            1998   1997   1996
                                                            ------------------
Discount rate                                               7.0%   7.5%   7.5%
Rate of increase in compensation level of employees         5.5%   5.5%   5.5%
Expected long-term rate of return on pension plan assets    7.5%   7.5%   7.5%


     The Corporation has a retirement plan for non-employee directors. The plan states that the Corporation will annually pay directors, based on a vesting schedule, for up to ten years following retirement, an amount equal to the directors' fees paid during the year immediately preceding the retirement date. The Corporation recorded expense of approximately $126,000 in 1998 and $51,000 in 1997 and 1996, respectively, related to this plan. The assumed weighted average discount rate used to measure the projected benefit obligation was 7% in 1998 and 8% in 1997 and 1996.

     Certain directors of the Corporation have elected to forego current payments for directors' fees and to participate in a deferred compensation plan. Expense for service cost for benefits earned during 1998, 1997, and 1996 was approximately $118,000, $53,000, and $49,000, respectively. The assumed weighted average discount rate used to measure the projected benefit obligation was 7% in 1998 and 8% in 1997 and 1996.

     Also, effective since 1991, certain employees of the Corporation have been provided with supplemental income agreements for the purpose of additional retirement benefits. Expense for service cost for benefits earned during 1998, 1997, and 1996 was approximately $22,000, $34,000, and $24,000, respectively. The assumed weighted average discount rate used to measure the projected benefit obligation was 7% in 1998 and 8% in 1997 and 1996.


(10) Federal Deposit Insurance Expense

     Eligible deposit accounts are insured up to $100,000 by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Federal deposit insurance expense amounted to approximately $71,000, $71,000, and $908,000 for the years ended December 31, 1998, 1996 and 1995, respectively.

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


                                     62                              (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996



SAIF. Haywood Savings received a refund of approximately $63,000, which reduced federal deposit insurance expense and is also included above.


(11) Stockholders' Equity

     (a)  Earnings per Share

          Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if the Corporation's dilutive stock options were exercised. Shares owned by the employee stock ownership plan (ESOP) that are unallocated and not committed to be released are not included in either basic or diluted weighted average shares outstanding. ESOP shares that are committed to be released are included in both basic and diluted weighted average shares outstanding. The numerator of the basic net income per share computation is the same as the numerator of the diluted net income per share computation for all periods presented. A reconciliation of the denominators for the EPS computations are as follows:

                                                                             1998             1997             1996
                                                                        -------------    -------------    -------------
Basic EPS denominator:  weighted average
   number of common  shares outstanding                                     1,248,153        1,233,408        1,226,850
Dilutive effect arising from assumed exercise
   of stock  options                                                               --               --           32,745
                                                                        -------------    -------------    -------------
             Diluted EPS denominator                                        1,248,153        1,233,408        1,259,595
                                                                        =============    =============    =============


     (b) Regulatory Matters

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

                                63                              (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996



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

     At December 31, 1998 and 1997, Haywood Savings was in compliance with all of the aforementioned capital requirements as summarized below.

     At December 31, 1998, the FDIC categorized Haywood Savings as "well capitalized" under the regulatory framework for prompt corrective action. There are no events or conditions since the notification that management believes have changed Haywood Savings' category.


                                                                            At December 31,
                                                                          1998             1997
                                                                     ------------     ------------
Risk-based capital ratios:
   Tier I capital as a percent of risk-weighted assets                      27.17%           26.38%
   Minimum required Tier I capital                                           4.00%            4.00%
   Total capital as a percent of risk-weighted assets                       28.16%           27.30%
   Minimum  required total capital                                           8.00%            8.00%
Leverage capital ratios:
   Tier I capital as a percent of fourth quarter average assets             13.83%           13.72%
   Minimum required Tier I leverage capital                                  3.00%            3.00%
North Carolina regulatory capital:
   Total capital as a percent of fourth quarter average assets              14.33%           14.20%
   Minimum required North Carolina capital                                   5.00%            5.00%

(12) Stock Options and Incentive Plan

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

                                     64
                                                                     (Continued)

                   HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

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

     All incentive and non-incentive stock options granted to date were granted on January 11, 1988. During 1997, the 30,000 remaining incentive stock options were exercised at an option price of $5.63 per share and the 14,000 remaining non-incentive stock options were exercised at $5.00 per share. The Stock Option and Incentive Plan expired in January 1998.

     Upon adoption of SFAS No. 123, the Corporation elected to continue to measure compensation cost using APB 25. The Corporation made no grants of stock options during the years ended December 31, 1998, 1997 or 1996, and therefore no pro forma disclosures have been made as prescribed by SFAS No. 123.


(13) Employee Stock Ownership Plan

     The Corporation has an employee stock ownership plan (ESOP) whereby 126,000 shares, or approximately 10% of the stock issued in conjunction with Haywood Savings' 1987 conversion from a mutual to a stock association, were purchased for future issuance to employees. Additionally, in 1994, the Plan purchased 49,000 shares of common stock at $12.00 per share for future issuance to employees.

     Contributions to the plan are made by the Corporation on a discretionary basis, and are allocated to each eligible employee based on his/her salary in relation to total compensation expense. At retirement or termination of employment each employee will receive an amount equal to his/her vested interest in previous contributions in the form of Corporation common stock. The original purchase of 126,000 shares was funded by a loan with an original amount of $630,000 from a North Carolina bank. All of these shares have been released to employees and the loan was paid off in 1994. The purchase of 49,000 shares was also funded by a loan from a North Carolina bank with an original amount of $588,000. Such loan was repaid in full during 1998. At December 31, 1998, all shares have been released.

                                     65
                                                                     (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


     In accordance with Statement of Position 93-6, the Corporation records compensation expense for shares released to employees, as a result of contributions by the Corporation or dividends paid on unreleased shares in the ESOP, equal to the fair value of the shares. For the three years ended December 31, 1998, the Corporation recorded ESOP related expenses of approximately $104,000, $100,000, and $121,000, respectively.


(14) Line of Credit

     The Corporation has established a $2,000,000 line of credit with a North Carolina bank with an interest rate equal to prime. The Corporation is required to pay off this line of credit at some point during each year and to leave it unused for a period of 60 days. At December 31, 1998 and 1997, the Corporation had no outstanding borrowings against this line. Interest expense associated with borrowings under this line of credit during 1998, 1997 and 1996 totaled approximately $2,100, $8,000 and $17,000, respectively.


(15) FHLB Advances

     At December 31, 1998 and 1997, the Corporation had advances of $10,500,000 from the FHLB. These advances bear interest at variable rates (5.62% at December 31, 1998) and mature on February 24, 1999.

     The Corporation has entered into a blanket floating lien agreement with the FHLB as collateral for these advances. According to this agreement, the Corporation maintains, free of other encumbrances, its residential first mortgage loan portfolio with unpaid principal balances at least equal to, when discounted at 75% of the unpaid principal balances, 100% of the total FHLB advances.


(16) Fair Value of Financial Instruments

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

                                     66
                                                                     (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

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

     The Corporation's fair value methods and assumptions are as follows:

     . Cash on hand and in banks, interest-bearing balances in other banks, federal funds sold, Federal Home Loan Bank Stock, accrued interest receivable, and accrued interest payable -- the carrying value is a reasonable estimate of fair value.

     . Investment securities -- fair value is based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.

     . Loans -- the carrying value for variable rate loans is a reasonable estimate of fair value due to contractual interest rates based on prime. Fair value for fixed rate loans is estimated based upon discounted future cash flows using discount rates comparable to rates currently offered for such loans.

     . Deposit accounts -- the fair value of certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities. The fair value of all other deposit account types is the amount payable on demand at year-end.

     . FHLB Advances -- the fair value approximates the carrying value due to the variable nature of such borrowings.

     . Commitments to extend credit and standby letters of credit -- the large majority of the Corporation's loan commitments are at variable rates and, therefore, are subject to minimal interest rate risk exposure.

                                     67
                                                                     (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


Based on the limitations, methods, and assumptions noted above, the estimated fair values of the Corporation's financial instruments at December 31, 1998 and 1997 are as follows:

                                                                                      1998
                                                                       ------------------------------------
                                                                            Carrying
                                                                             Amount            Fair Value
                                                                       ----------------    ----------------
Financial assets:
   Cash on hand and in banks                                            $  1,525,035             1,525,035

   Interest-bearing balances in other banks                                   805,357              805,357
   Federal funds sold                                                       1,713,611            1,713,611
   Investment securities -- available for sale                             19,466,200           19,466,200
   Investment securities -- held-to-maturity                               10,302,987           10,332,472
   Loans                                                                  110,792,991          112,191,000
   Federal Home Loan Bank stock                                             1,427,300            1,427,300
   Accrued interest receivable                                                250,652              250,652
                                                                       ==============          ===========
Financial liabilities:
   Deposit accounts                                                    $  116,761,373          117,114,000
   Accrued interest payable                                                   254,311              254,311
   FHLB advances                                                           10,500,000           10,500,000
                                                                       ==============          ===========




                                                                                        1997
                                                                       ------------------------------------
                                                                            Carrying
                                                                             Amount            Fair Value
                                                                       ----------------    ----------------

Financial assets:
   Cash on hand  and in banks                                          $   1,736,787             1,736,787
   Interest-bearing balances in other banks                                  418,967               418,967
   Federal funds sold                                                      2,039,247             2,039,247
   Investment securities -- available for sale                            15,805,611            15,805,611
   Investment securities -- held-to-maturity                              11,242,929            11,303,051
   Loans                                                                 114,150,356           114,774,000
   Federal Home Loan Bank stock                                            1,427,300             1,427,300
   Accrued interest receivable                                               288,037               288,037
                                                                       =============            ===========
Financial liabilities:
   Deposit accounts                                                    $ 118,670,456           118,834,000
   Accrued interest payable                                                  292,064               292,064
   Borrowings                                                             10,500,000            10,500,000
                                                                       =============           ===========

                                                                     (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

(17) Selected Quarterly Financial Information (unaudited)

     Selected quarterly financial information for the years ended December 31, 1998 and 1997 is as follows:

                                                                                  1998
                                                 ------------------------------------------------------------------------
                                                                     (in thousands, except per share)
                                                      First              Second              Third              Fourth
                                                 --------------    ---------------     ---------------     --------------
Interest income                                $          2,806              2,790               2,744              2,746
Interest expense                                          1,537              1,536               1,521              1,467
                                                 --------------    ---------------     ---------------     --------------
Net interest income                                       1,269              1,254               1,223              1,279
Provision for loan losses                                     5                  5                   5                  5
                                                 --------------    ---------------     ---------------     --------------
Net interest income after provision
    for loan losses                                       1,264              1,249               1,218              1,274
Other income (loss)                                         533             (1,103)             (1,093)               318
General and administrative expenses                         755                795                 802                895
                                                 --------------    ---------------     ---------------     --------------
Income before income taxes                                1,042               (649)               (677)               697
Income taxes (benefit)                                      407               (258)               (226)               232
                                                 --------------    ---------------     ---------------     --------------
Net income (loss)                              $            635               (391)               (451)               465
                                                 ==============    ===============     ===============     ==============
Net income (loss) per share  basic             $            .51               (.31)               (.36)               .37
                                                 ==============    ===============     ===============     ==============
Net income (loss) per share  diluted           $            .51               (.31)               (.36)               .37
                                                 ==============    ===============     ===============     ==============

                                                                                  1998
                                                 ------------------------------------------------------------------------
                                                                     (in thousands, except per share)
                                                      First              Second              Third              Fourth
                                                 --------------    ---------------     ---------------     --------------
Interest income                                $          2,441              2,761               2,762              2,882
Interest expense                                          1,339              1,546               1,610              1,657
                                                 --------------    ---------------     ---------------     --------------
Net interest income                                       1,102              1,215               1,152              1,225
Provision for loan losses                                     5                  5                   5                  5
                                                 --------------    ---------------     ---------------     --------------
Net interest income after provision
    for loan losses                                       1,097              1,210               1,147              1,220
Other income                                                219                226                 851                130
General and administrative expenses                         812                781                 780                685
                                                 --------------    ---------------     ---------------     --------------
Income before income taxes                                  504                655               1,218                665
Income taxes                                                194                239                 391                342
                                                 --------------    ---------------     ---------------     --------------
Net income                                     $            310                416                 827                323
                                                 ==============    ===============     ===============     ==============
Net income per share  basic                    $            .26                .33                 .67                .26
                                                 ==============    ===============     ===============     ==============
Net income per share  diluted                  $            .26                .33                 .67                .26
                                                 ==============    ===============     ===============     ==============

                                69                              (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996



(18) Haywood Bancshares, Inc. (Parent Company)

     The principal asset of the Parent Company is its investment in Haywood Savings, and its principal source of income is dividends from Haywood Savings. Certain regulatory and other requirements restrict the lending of funds by Haywood Savings to the Parent Company and the amount of dividends which can be paid to the Parent Company. In addition, certain regulatory agencies may prohibit the payment of dividends by Haywood Savings if it determines that such payment would constitute an unsafe or unsound practice. At December 31, 1998, Haywood Savings had no available undivided profits for payment of dividends without obtaining prior regulatory approval.

     The Parent Company's balance sheet data as of December 31, 1998 and 1997 and related income and cash flow statement data for the three years ended December 31, 1998 are as follows:

                                                    December 31,
      Balance sheet data                      1998                 1997
                                       ----------------     ----------------
Investment in subsidiaries           $       21,547,432           22,173,532
Receivable from subsidiaries                    200,057              187,554
                                       ----------------     ----------------
                                     $       21,747,489           22,361,086
                                       ================     ================
Accrued liabilities                  $          200,057              187,554
Shareholders' equity                         21,547,432           22,173,532
                                       ----------------     ----------------
                                     $       21,747,489           22,361,086
                                       ================     ================

                                70                              (Continued)

                    HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


                                                                                  Years ended December 31,
Income statement data                                                1998                 1997                 1996
                                                                ----------------     ----------------     ----------------
Dividends from subsidiaries                                   $          750,212              694,811              647,900
Equity (loss) in undistributed net income
    of subsidiaries                                                     (491,914)           1,180,707              445,896

                                Net income                    $          258,298            1,875,518            1,093,796
                                                                ================     ================     ================
Cash flow statement data
Cash flows from operating activities:
    Net income                                                $          258,298            1,875,518            1,093,796
    Increase in receivable from subsidiaries                             (12,503)             (18,873)              (1,322)
    Increase in accrued liabilities                                       12,503               18,873                1,322
    (Increase) decrease in investment in subsidiaries                    491,914           (1,180,707)            (445,896)
                                                                ----------------     ----------------     ----------------
        Net cash provided by operating activities                        750,212              694,811              647,900
                                                                ----------------     ----------------     ----------------
Cash flows from financing activities:
    Cash dividends paid                                                 (750,212)            (694,811)            (647,900)
                                                                ----------------     ----------------     ----------------
Net cash used by financing activities                                   (750,212)            (694,811)            (647,900)
                                                                 ----------------     ----------------     ----------------
Net increase (decrease) in cash                                               --                   --                   --
Cash at beginning of year                                                     --                   --                   --
Cash at end of year                                           $               --                   --                   --
                                                                ================     ================     ================

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     (a)  Directors of the Registrant

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Company's proxy statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

     (1) Consolidated Financial Statements

          Independent Auditors' Report
          Consolidated Statements of Financial Condition as of December 31, 1998
           and 1997
          Consolidated Statements of Income for the years ended December 31,
           1998, 1997 and 1996
          Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended
             December 31, 1998, 1997 and 1996
          Consolidated Statements of Cash Flows for the years ended December 31,
           1998, 1997 and 1996
          Notes to Consolidated Financial Statements for the years ended
           December 31, 1998, 1997 and 1996

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

     (3) Exhibits.  The following is a list of exhibits filed as part of this
         --------
Annual Report on Form 10-K and is also the Exhibit Index.



          No.  Description
         ----- -----------
*         3.1  Articles of Incorporation of Haywood Bancshares, Inc.
*         3.2  Bylaws of Haywood Bancshares, Inc.
++       10.1  Employment Agreement of Larry R. Ammons
++       10.2  Employment Agreement of Jack T. Nichols
++**     10.3  Haywood Bancshares, Inc., 1988 Stock Option and Incentive Plan
++       10.4  Retirement Payment Agreements between Larry R. Ammons and the
               Bank, as amended
         10.5  Retirement Payment Agreements between Philip S. Dooly and the
               Bank
         10.6  Retirement Payment Agreement between G.D. Stovall, Jr. and the
               Bank
         10.7  Retirement Payment Agreement between R. Neal Ensley and the Bank
         10.8  Retirement Payment Agreement between R. Bruce Norman and the
               Bank
         10.9  Retirement Payment Agreements, between Joseph E. Taylor, Jr. and the Bank
        10.10  Retirement Payment Agreements between C. Leon Turner and the Bank
++*     10.11  Supplemental Income Agreement between Larry R. Ammons and the
               Bank, dated October 1, 1989, as amended
++*     10.12  Supplemental Income Agreement between Jack T. Nichols and the
               Bank, dated October 1, 1989, as amended
++*     10.13  Haywood Savings Bank, Inc., SSB Retirement Plan for
               Non-Employee Directors, as amended
*       10.14  Capital Maintenance Agreement
         21    Subsidiaries of the Registrant
         23    Consent of KPMG LLP
         27    Financial Data Schedule (EDGAR Only)
-------------------------

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

     (b) Reports on Form 8-K.  The Registrant did not file any Current Reports
         -------------------
on Form 8-K during the last quarter of the fiscal year ending December 31, 1998.

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

                              HAYWOOD BANCSHARES, INC.


Date:  March 22, 1999         By: /s/ Larry R. Ammons
                                  -------------------
                                   Larry R. Ammons
                                   President

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

Date: March 22, 1999                         Date: March 22, 1999

By: /s/ Jack T. Nichols                      By: /s/ C. Jeff Reece, Jr.
    -------------------                          ----------------------
Jack T. Nichols                                  C. Jeff Reece, Jr.
Chief Financial Officer                          Director
(Principal Financial and Accounting Officer

Date: March 22, 1999                                 Date: March 22, 1999

By: /s/ Glenn W. Brown                       By: /s/ G. D. Stovall, Jr.
    ------------------                           ----------------------
    Glenn W. Brown                               G. D. Stovall, Jr.
    Director                                     Director

Date: March 22, 1999                         Date: March 22, 1999

By: /s/ William P. Burgin                    By: /s/ Joseph E. Taylor, Jr.
    ---------------------                        -------------------------
    William P. Burgin                            Joseph E. Taylor, Jr.
    Director                                     Director

Date: March 22, 1999                         Date: March 22, 1999

By: /s/ Philip S. Dooly                      By: /s/ C. Leon Turner
    -------------------                          ------------------
    Philip S. Dooly                              C. Leon Turner
    Director                                     Director

Date: March 22, 1999                         Date: March 22, 1999

By: /s/ R. Neal Ensley
    ------------------
    R. Neal Ensley
    Director

Date: March 22, 1999