Form 10-Q
period 1999-03-31
HAYWOOD BANCSHARES INC
filed 1999-05-17
CIK 940941

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1999

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

    As of May 14, 1999, shares of common stock outstanding were 1,250,356.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
             Consolidated Statements of Financial Condition

                                                   March 31,      December 31,
                                                     1999            1998
                                                 ------------    ------------
            Assets                                (Unaudited)
            ------
Cash on hand and in banks                         $  1,586,048     1,525,035
Interest-bearing balances in other banks               416,645       805,257
Federal funds sold                                   2,982,496     1,713,611
Investment securities:
  Held to maturity (fair value of $11,815,140
    and $10,332,472, at March 31, 1999 and
    December 31, 1998, respectively)                11,840,389    10,302,987
  Available for sale (cost of $16,124,088
    and $19,711,642 at March 31, 1999 and
    December 31, 1998, respectively)                15,932,099    19,466,200
Loans receivable (net of allowance for loan
    losses of $768,547 and $758,547, at March
    31, 1999 and December 31, 1998,
    respectively)                                  110,224,026   110,792,991
Real estate acquired in settlement of loans              7,192         7,192
Federal Home Loan Bank stock, at cost                1,427,300     1,427,300
Premises and equipment                               1,539,163     1,565,173
Investment in mortgage servicing rights              1,020,257       977,720
Goodwill                                               662,105       675,030
Other assets                                         1,432,537     1,697,128
                                                  ------------   -----------
                                                  $149,070,257   150,955,724
                                                  ============   ===========
       Liabilities and Stockholders' Equity
       ------------------------------------
Deposit accounts:
 Noninterest-bearing                              $    193,562       241,823
 Interest-bearing, including $14,987,697
  and $15,245,006, respectively, of time
  deposits for $100,000 or more                    117,809,714   116,519,550
                                                  ------------   -----------
                                                   118,003,276   116,761,373
Advances from Federal Home Loan Bank                 7,000,000    10,500,000
Accrued expenses and other liabilities               2,291,079     2,146,919
                                                  ------------   -----------
            Total liabilities                      127,294,355   129,408,292
                                                  ------------   -----------
Stockholders' equity:
  Serial preferred stock, $1.00 par value,
   5,000,000 shares  authorized; no
   shares issued or outstanding                             --            --
  Common stock, $1.00 par value, 10,000,000
   shares authorized; 1,250,356 shares issued
   and outstanding, respectively                     1,250,356     1,250,356
  Additional paid-in capital                         3,521,612     3,521,612
  Retained income, substantially restricted         17,131,640    16,937,456
  Accumulated other comprehensive income (loss)       (127,706)     (161,992)
                                                  ------------   -----------
            Total stockholders' equity              21,775,902    21,547,432
                                                  ------------   -----------
                                                  $149,070,257   150,955,724
                                                  ============   ===========

See accompanying notes to consolidated financial statements.

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Income

                                               Three Months Ended March 31,
                                               ------------------------------
                                                    1999             1998
                                               -------------    -------------
                                                         (Unaudited)
Interest income:
  Loans                                        $2,175,302        2,298,951
  Investment securities                           370,507          456,538
  Interest-bearing balances in other banks          1,395            8,010
  Federal funds sold                               71,550           16,608
  Other                                            26,394           25,515
                                               ----------       ----------
         Total interest income                  2,645,148        2,805,622
                                               ----------       ----------
Interest expense:
  Deposits, including $167,666 in 1999 and
    $172,057 in 1998, on time deposits for
    $100,000 or more                            1,262,219        1,387,126
  Other borrowed money                            116,183          149,910
                                               ----------       ----------
         Total interest expense                 1,378,402        1,537,036
                                               ----------       ----------
         Net interest income                    1,266,746        1,268,586
Provision for loan losses                          10,000            5,000
                                               ----------      -----------
         Net interest income after provision
           for loan losses                      1,256,746        1,263,586
                                               ----------      -----------
Other income:
  Insurance income, net                            50,912           44,975
  Service charges on deposits                      15,511           16,289
  Rental income                                    13,155           12,463
  Gain on sale of real estate acquired
   in settlement of loans                              --          406,872
  Real estate operations, net                          --            1,246
  Gain on sale of investment securities
   available for sale                                  --            6,418
  Income on investment in mortgage
   servicing rights                                42,537           38,835
  Other income                                     12,484            6,147
                                               ----------      -----------
         Total other income, net                  134,599          533,245
                                               ----------      -----------
General and administrative expenses:
  Salaries and employee benefits                  455,366          444,470
  Occupancy and equipment                          73,330           83,720
  Federal and other insurance premiums             21,264           20,069
  Amortization of goodwill                         13,125           13,125
  Other expenses                                  196,019          193,664
                                               ----------      -----------
         Total general and administrative
           expenses                               759,104          755,048
                                               ----------      -----------
         Income before income taxes               632,241        1,041,783
Income taxes                                      238,000          407,000
                                               ----------      -----------
         Net income                            $  394,241          634,783
                                               ==========      ===========
Per share amounts:
          Net income - basic                   $     0.32             0.51
                                               ==========      ===========
          Net income - diluted                 $     0.32             0.51
                                               ==========      ===========

See accompanying notes to consolidated financial statements.

            HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
        Consolidated Statements of Stockholders' Equity
             and Comprehensive Income
         Three Months ended March 31, 1999 and 1998
                        (Unaudited)


                                                                     Accumulated
                                            Additional                  Other                      Total
                                 Common     Paid-in       Retained   Comprehensive              Stockholders'
                                  Stock     Capital        Income       Income                      Equity
                                ----------  -----------   ----------    --------                -------------
Balance at December 31, 1998    $1,250,356    3,521,612   16,937,456    (161,992)                21,547,432
Comprehensive income:
  Net income                            --           --      394,241          --                    394,241

  Other comprehensive income-
    unrealized gain on securities
    available for sale, net of
    income taxes of $19,167             --           --           --      34,286                     34,286
                                                                                                 ----------
  Total comprehensive income                                                                        428,527
Cash dividends declared on
  common stock, $.16 per share          --           --     (200,057)         --                   (200,057)
                                ----------   ----------   ----------    --------                 ----------
Balance at March 31, 1999       $1,250,356    3,521,612   17,131,640    (127,706)                21,775,902
                                ==========   ==========   ==========    ========                 ==========

                                                                     Accumulated
                                            Additional                  Other      Obligation      Total
                                 Common     Paid-in       Retained   Comprehensive  of the     Stockholders'
                                  Stock     Capital        Income       Income       ESOP          Equity
                                ----------  -----------   ----------   -----------  ----------  --------------
Balance at December 31, 1997    $1,250,356    3,437,275   17,487,686      56,831     (58,616)    22,173,532
Comprehensive income:
  Net income                            --           --      634,783          --          --        634,783
  Other comprehensive income
    (loss)- unrealized gain on
    securities available for
    sale, net of income taxes
    of $41,431                          --           --           --     (78,557)         --        (78,557)
                                                                                                 ----------
  Total comprehensive income                                                                        556,226
Cash dividends declared on
  common stock, $.15 per share          --           --     (187,553)         --          --       (187,553)
Principal repayment of
  ESOP debt                             --           --           --          --      15,750         15,750
Release and allocation of
  ESOP shares                           --       29,804      (15,147)         --          --         14,657
                                ----------   ----------   ----------    --------    --------     ----------
Balance at March 31, 1998       $1,250,356    3,467,079   17,919,769     (21,726)    (42,866)    22,572,612
                                ==========   ==========   ==========    ========    ========     ==========


See accompanying notes to consolidated financial statements.

                   HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows

                                               Three Months Ended March 31,
                                               ------------------------------
                                                    1999             1998
                                               -------------    -------------
                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                   $   394,241          634,783
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                    10,000            5,000
       Depreciation and amortization                56,620           81,403
       Amortization of goodwill                     13,125           13,125
       Income from investment in mortgage
         servicing rights                          (42,537)         (38,835)
       Net gain on sale of real estate acquired
         in settlement of loans                         --         (406,872)
       Gain on sale of investment securities
         available for sale                             --           (6,418)
       Increase (decrease) in allowance for
         uncollected interest                         (978)             234
       Increase in other assets                    264,392            6,444
       Increase in accrued expenses and
         other liabilities                         124,993          243,696
       Increase in deferred loan fees               13,766           10,885
       Net noncash expense recorded for ESOP            --           14,657
                                               -----------      -----------
          Net cash provided by operating
            activities                             833,622          558,102
                                               -----------      -----------
Cash flows from investing activities:
  Purchases of investment securities held to
    maturity                                    (4,700,000)      (3,900,000)
  Proceeds from maturities and issuer calls
    of investment securities held to maturity    3,136,957        3,000,000
  Principal collected on investment securities
    held to maturity                                27,594           88,784
  Proceeds from maturities and issuer calls
    of investment securities available for sale     59,020        1,500,000
  Proceeds from sale of investment securities
    available for sale                           5,750,997        3,505,963
  Purchase of investment securities available
    for sale                                    (2,250,000)      (5,181,508)
  Repayment (origination) of loans, net            546,177          (24,508)
  Purchases of premises and equipment               (5,026)              --
  Proceeds from sales of real estate acquired
    in settlement of loans                              --          682,194
                                               -----------      -----------
          Net cash provided by (used in)
            investing activities                 2,565,719         (329,075)
                                               -----------      -----------

Cash flows from financing activities:
  Net increase (decrease) in deposits            1,241,902       (2,062,726)
  Repayment of advances from FHLB               (3,500,000)              --
  Cash dividends paid                             (200,057)        (187,553)
                                               -----------      -----------
         Net cash used in financing activities  (2,458,155)      (2,250,279)
                                               -----------      -----------
Net increase (decrease) in cash and cash
  equivalents                                      941,186       (2,021,252)
Cash and cash equivalents at beginning of
  period                                         4,044,003        4,195,001
                                               -----------      -----------
Cash and cash equivalents at end of period     $ 4,985,189        2,173,749
                                               ===========      ===========

See accompanying notes to consolidated financial statements.

              HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows

                                                     Three Months Ended March 31,
                                                     -------------------------------
                                                          1999             1998
                                                      -------------    -------------
                                                                (Unaudited)
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                          $1,400,135       1,572,611
                                                       ==========       =========
     Income taxes                                      $  102,400         169,273
                                                       ==========       =========
Supplemental schedule of noncash investing and
  financing activities:
     Loans transferred to real estate acquired in
      settlement of loans                              $       --          36,436
                                                       ==========       =========
     Dividends payable                                 $  200,057         187,553
                                                       ==========       =========

See accompanying notes to consolidated financial statements.

              HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements
                           March 31, 1999
                             (Unaudited)

(1)  Presentation of Financial Statements
     ------------------------------------

     The consolidated financial statements include the accounts of Haywood Bancshares, Inc. (the Corporation) and its wholly-owned subsidiary, Haywood Savings Bank, Inc., SSB (Haywood Savings). All intercompany transactions and balances are eliminated in consolidation.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     For a description of the significant accounting and reporting policies, see note (1) in the notes to the December 31, 1998 consolidated financial statements of the 1998 annual report.

(3)  Cash and Cash Equivalents
     -------------------------

     Cash and cash equivalents include cash on hand and in banks, interest-bearing balances in other banks, and federal funds sold. Generally, cash and cash equivalents are considered to have maturities of three months or less.

(4)  Investment in Mortgage Servicing Rights
     ---------------------------------------

     During 1996, the Corporation made a $3,000,000 commitment to be a limited partner in Dovenmuehle Mortgage Company L.P. ("DMCLP") Tranche VIII Servicing Division of Dovenmuehle Mortgage Inc. ("DMI"). DMI provides mortgage servicing for a national portfolio of residential, multi-family and commercial mortgage loans. These loans are owned or securitized by national mortgage agencies, and by a variety of private banks, thrifts, insurance companies and other loan investors. DMI formed DMCLP as a funding vehicle to purchase portfolios of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation nonrecourse residential mortgage servicing.
     DMI provides the mortgage servicing for these portfolios. Under this structure investors in DMCLP invest in separate tranches, each of which has its own identified servicing rights and each of which may be owned by one or a group of investors. The equity investors in each tranche benefit from a financial return based solely on the performance of the mortgage servicing rights purchased for the tranche. The Corporation has funded all of its $3,000,000 commitment.

     The investment is accounted for under the equity method. Management periodically evaluates the fair value of the mortgage servicing rights owned by DMCLP using appraisals prepared by a third party and adjusts the carrying value of their investment when there is impairment.

     During the year ended December 31, 1998, the Corporation recognized an impairment valuation adjustment totaling approximately $2,161,000. The Corporation recognized a recovery of $12,687 during the three months ended March 31, 1999 of the impairment previously recorded. Total earnings of DMCLP recognized by the Corporation on the equity method of accounting were $29,850 and $38,835 for the three months ended March 31, 1999 and 1998, respectively.

(5)  Allowance for Loan Losses
     -------------------------

     The following is a reconciliation of the allowance for loan losses for the three months ended March 31, 1999 and 1998:

                                           1999         1998
                                          ------       ------
Balance at beginning of period            $758,547     738,547
Provision for loan losses                   10,000       5,000
                                          ---------    -------
Balance at end of period                  $768,547     743,547
                                          =========    =======

(6)  Borrowings
     ----------

     The Corporation has $7,000,000 in advances from the Federal
     Home Loan Bank of Atlanta. These advances bear interest at a floating rate equal to one month LIBOR and mature on February 24, 2000.

(7)  Earnings per Share
     ------------------

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Corporation had no dilutive securities during the three months ended March 31, 1999 and 1998. The weighted average number of common shares outstanding is 1,250,356 and 1,247,507 for the three months ended March 31, 1999 and 1998, respectively.

(8)  Other Accounting Changes
     ------------------------

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

     In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS No. 134). SFAS No. 134 establishes accounting and reporting standards for certain mortgage banking activities. SFAS No. 134 is effective for financial statements for the first fiscal quarter beginning after December 15, 1998. The Company adopted SFAS No. 134 in 1999 without any impact on its financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Comparison of Operating Results for the Three Months Ended March
----------------------------------------------------------------
31, 1999 and 1998
-----------------

Net income for the first quarter of 1999 decreased to $394,241 or $.32 per basic and diluted share, from $634,783 or $.51 per basic and diluted share for the same period in 1998. The decrease in net income was due to a non-recurring item in the 1998 period. During the three months ended March 31, 1998, the Corporation recognized a $403,000 pretax gain on the sale of two outparcels to the Waynesville Plaza Shopping Center which the Corporation had been holding as real estate acquired in settlement of loans.

Total interest income in 1999 was $2,645,148, a $160,474 decrease from the same period in 1998. The reason for the change was a decrease in the average yield on interest earning assets. The average yield on interest earning assets decreased by 50 basis points to 7.24% for the three months ended March 31, 1999 compared to 7.74% for the same period in 1998. The decrease in average yield is partially due to a change in the mix of interest earning assets from loans receivable to federal funds sold. The average yield on loans receivable was 7.83% for the three months ended March 31, 1999 compared to 5.08% on federal funds sold. Average loans receivable decreased $3.4 million between periods and average federal funds sold increased $4.4 million between periods. The decrease in loans receivable is due to significant prepayments during the period and competitive pressures in the marketplace. The Corporation invested excess funds in federal funds sold for liquidity purposes. Also attributing to the decrease in average yield on interest earning assets is a decrease in the average yield on investment securities of 141 basis points from 6.73% for the three months ended March 31, 1998 to 5.32% for the three months ended March 31, 1999. This is due to some of the Corporation's higher yielding securities either maturing or being called during the period. Proceeds were reinvested in lower yielding investments.

Interest expense in 1999 decreased from 1998 by $158,634 or 10.3% mainly due to a decrease in the average balance of interest bearing liabilities of $1.8 million. The decrease is mainly due to the Corporation repaying $3.5 million in advances from the Federal Home Loan Bank of Atlanta ("FHLB") in 1999.
The rate paid on interest bearing liabilities decreased 41 basis points between periods from 4.80% for the three months ended March 31, 1998 to 4.39% for the three months ended March 31, 1999.

The overall net effect of these changes was a $1,840 decrease in net interest income and a decrease in the interest rate spread between interest earning assets and interest bearing liabilities from 2.94% in 1998 to 2.85% in 1999.

Comparative yields, costs and spreads for the respective periods are as follows:

                                              Three months                 Twelve Months
                                                 ended           At            ended
                                              March 31, (1)    March 31,     December 31,
                                              1999    1998      1999            1998
                                              ----    ----      ----            ----
Average yield on interest earning assets      7.24%   7.74%     7.02%          7.64%
Average rate on interest bearing liabilities  4.39%   4.80%     4.43%          4.76%
                                              ----    ----      ----           ----
 Asset/liability spread                       2.85%   2.94%     2.59%          2.88%
                                              ====    ====      ====           ====

(1)  Annualized

                                                (Continued)

During the three months ended March 31, 1999 and 1998, management recorded provisions for loan losses of $10,000 and $5,000, respectively. The increase in the provision for loan losses in 1999 was due to the increase in nonaccrual loans between the period. Nonaccrual loans were approximately $1,007,000 at March 31, 1999 compared to $558,000 at March 31,
1998. The Corporation had no charge-offs and no recoveries in either 1999 or 1998. As discussed below, management determines the provision for loan losses based on their review of the loan portfolio and their estimate of the allowance for loan losses required to absorb estimated probable losses inherent in the loan portfolio.

Other income decreased $399,000 or 75% in 1999 compared to the same period in 1998 primarily as a result of the sale of two outparcels to the Waynesville Plaza Shopping Center for a gain of approximately $403,000 in 1998. Absent this non-recurring gain in the 1998 period, other income would have improved $4,354, or 3.3%, between the periods mainly due to a $5,937, or 13.2% increase in insurance income due to an increase in the volume of business during the period.

General and administrative expenses increased by approximately
$4,100 or 0.5%, between periods.

As a result of these and other factors, income before income taxes decreased $409,542 or 39.3% in 1999 versus 1998. Income tax expense of $238,000 during the period resulted in an effective income tax rate of 37.6% compared to 39.1% in 1998.

Comparison of Financial Condition at March 31, 1999 and December
----------------------------------------------------------------
31, 1998
--------

Total assets decreased by $1.9 million or 1.25% from $151.0 million at December 31, 1998 to $149.1 million at March 31, 1999. The decrease is mainly due to a decrease in investment securities of $2.0 million due to the repayment of $3.5 million of Advances from the Federal Home Loan Bank. In addition, the loan portfolio decreased by $568,965. Loan originations for the period were approximately $10.0 million but were offset by significant prepayments.

Total liabilities decreased by $2.1 million to $127.3 million at March 31, 1999. The decrease is due to the repayment of $3.5 million of Advances from the Federal Home Loan Bank.

Stockholders' equity increased by $228,000 from $21.5 million at December 31, 1998 to $21.8 million at March 31, 1999. This increase is due to net income of $394,000 for the quarter and a decrease in unrealized loss on securities available for sale of $34,000. This was offset by a quarterly dividend of $.16 per share or $200,057.

Asset Quality
-------------

At March 31, 1999, the Corporation had approximately $1,007,000 of loans in nonaccrual status as compared to $841,000 at December 31, 1998 and $558,000 at March 31, 1998. At March 31,
1999 and December 31, 1998, the Corporation had no loans that were considered to be impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". There were no loans contractually past due 90 days or more and still accruing interest at March 31, 1999 and December 31, 1998. In the opinion of management, there are no other loans which cause management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms and thus resulting in such loans becoming classified as problem assets. The Corporation's allowance for loan losses was $768,547 or .69% of outstanding loans at March 31, 1999. This compares to .68% at December 31, 1998.

The allowance for loan losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. The adequacy of the allowance for loan losses and the related provision are based upon management's evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrower, collateral values,

                                                (Continued)
growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the allowance for loan losses is adequate. While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Year 2000 Readiness Disclosure
------------------------------

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

Another part of the Corporation's Year 2000 plan is to assess the Year 2000 readiness of its significant borrowers and depositors. Through the use of questionnaire's and personal contacts, the Corporation is in the process of assessing the Year 2000 readiness of significant borrowers and depositors of the Corporation. Since the majority of the loans are to individuals and secured by one to four family residences this step is not expected to require a significant amount of time or resources.

                                                (Continued)

The Corporation has estimated the total costs to address the Year 2000 Issue to be approximately $202,000 . Approximately $117,500 of these costs related to the installation of the mainframe computer system and were capitalized in accordance with the Corporation's capitalization policy. Year 2000 project costs incurred and expensed during the year ended December 31, 1998 were approximately $149,000. There were no Year 2000 project costs incurred or expensed during the three months ended March 31, 1999. Funding of the Year 2000 project costs will come from normal operating cash flow, however the expenses associated with the Year 2000 Issue will directly reduce otherwise reported net income for the Corporation.

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

At March 31, 1999, Haywood Bancshares had approximately $32.8 million in cash, interest bearing balances in other banks, federal funds sold and investment securities. Management believes that the level of liquidity at March 31, 1999, is adequate and in compliance with regulatory requirements.

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

                                                (Continued)

Capital Resources
-----------------

As a North Carolina-chartered savings bank, Haywood Savings is subject to the capital requirements of the FDIC and the N.C. Administrator of Savings Institutions ("the Administrator").
The FDIC requires Haywood Savings to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be well-capitalized, the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to Haywood Savings is the allowance for loan losses. Risk-weighted assets reflect Haywood Savings' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. Haywood Savings is also subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3%, and a ratio of 5% to be "well capitalized." The Administrator requires a net worth equal to at least 5% of assets. At March 31, 1999, Haywood Savings was in compliance with all of the aforementioned capital requirements and is deemed to be "well capitalized". The Corporation must comply with FRB capital requirements which are substantially the same.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK


          Not Applicable.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are being filed with the report.

        Exhibit
        Number           Description
        ------           -----------
         27              Financial Data Schedule (EDGAR only)

     (b)  Reports on Form 8-K. During the quarter ended
          March 31, 1999, the Registrant did not file any reports on Form 8-K.

                         SIGNATURES
                         ----------


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAYWOOD BANCSHARES, INC.
                               (Registrant)


Date: May 14, 1999         By: /s/Larry R. Ammons
                               ----------------------
                               Larry R. Ammons
                               (President and Principal
                                Executive Officer)
                               (Duly Authorized Representative)




Date: May 14, 1999         By: /s/Jack T. Nichols
                               ----------------------
                               Jack T. Nichols
                               (Principal Financial Officer
                               and Principal Accounting Officer)