Form 10-Q
period 1999-06-30
HAYWOOD BANCSHARES INC
filed 1999-08-16
CIK 940941

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 1999

                                 or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number   1-11819
                         -------

                     HAYWOOD BANCSHARES, INC.
                    ---------------------------
     (Exact name of registrant as specified in its charter)

      North Carolina                            56-1918006
-----------------------------                ----------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

 370 North Main Street, Waynesville, North Carolina      28786
----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

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

     As of August 12, 1999, shares of common stock outstanding were 1,250,356.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
             Consolidated Statements of Financial Condition

                                                   June 30,      December 31,
                                                     1999            1998
                                                 ------------    ------------
            Assets                                (Unaudited)
            ------
Cash on hand and in banks                         $  1,956,742     1,525,035
Interest-bearing balances in other banks               267,541       805,357
Federal funds sold                                   1,348,733     1,713,611
Investment securities:
  Held to maturity (market value of $16,906,037
    and $10,332,472, at June 30, 1999 and
    December 31, 1998, respectively)                17,125,468    10,302,987
  Available for sale (cost of $14,159,472
    and $19,711,642 at June 30, 1999 and
    December 31, 1998, respectively)                13,794,602    19,466,200
Loans receivable (net of allowance for loan
    losses of $778,547 and $758,547, and
    at June 30, 1999 and December 31, 1998,
    respectively)                                  108,884,568   110,792,991
Real estate acquired in settlement of loans              7,192         7,192
Federal Home Loan Bank stock, at cost                1,108,300     1,427,300
Premises and equipment                               1,510,160     1,565,173
Investment in mortgage servicing rights              1,207,985       977,720
Goodwill                                               648,980       675,030
Other assets                                         1,364,105     1,697,128
                                                  ------------   -----------
                                                  $149,224,376   150,955,724
                                                  ============   ===========
       Liabilities and Stockholders' Equity
       ------------------------------------
Deposit accounts:
 Noninterest-bearing                              $    257,179       241,823
 Interest-bearing, including $15,133,484
  and $15,245,006, respectively, of time
  deposits for $100,000 or more                    118,017,637   116,519,550
                                                  ------------   -----------
                                                   118,274,816   116,761,373
Advances from Federal Home Loan Bank                 7,000,000    10,500,000
Accrued expenses and other liabilities               2,071,474     2,146,919
                                                  ------------   -----------
            Total liabilities                      127,346,290   129,408,292
                                                  ------------   -----------
Stockholders' equity:
  Serial preferred stock, $1.00 par value,
   5,000,000 shares  authorized; no
   shares issued or outstanding                             --            --
  Common stock, $1.00 par value, 10,000,000
   shares authorized; 1,250,356 shares issued
   and outstanding, respectively                     1,250,356     1,250,356
  Additional paid-in capital                         3,521,612     3,521,612
  Retained income, substantially restricted         17,345,299    16,937,456
  Accumulated other comprehensive income (loss)       (239,181)     (161,992)
                                                  ------------   -----------
            Total stockholders' equity              21,878,086    21,547,432
                                                  ------------   -----------
                                                  $149,224,376   150,955,724
                                                  ============   ===========

See accompanying notes to consolidated financial statements.

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Income

                                                 Six Months Ended June 30,
                                               ------------------------------
                                                    1999             1998
                                               -------------    -------------
                                                        (Unaudited)
Interest income:
  Loans                                        $4,384,843        4,582,544
  Investment securities                           776,442          915,387
  Interest-bearing balances in other banks         14,539           15,201
  Federal funds sold                               59,815           30,084
  Other                                            48,364           52,204
                                               ----------       ----------
         Total interest income                  5,284,003        5,595,420
                                               ----------       ----------
Interest expense:
  Deposits, including $313,230 in 1999 and
    $324,816 in 1998, on time deposits for
    $100,000 or more                            2,536,557        2,770,705
  Other borrowed money                            204,654          301,997
                                               ----------       ----------
         Total interest expense                 2,741,211        3,072,702
                                               ----------       ----------
         Net interest income                    2,542,792        2,522,718
Provision for loan losses                          20,000           10,000
                                               ----------      -----------
         Net interest income after provision
           for loan losses                      2,522,792        2,512,718
                                               ----------      -----------
Other income:
  Insurance income, net                            96,472           77,313
  Service charges on deposits                      29,880           30,345
  Rental income                                    27,078           25,367
  Gain on sale of real estate acquired
   in settlement of loans                              --          426,872
  Real estate operations, net                        (137)           1,210
  Gain on sale of investment securities
   available for sale                              11,522            6,418
  Income (loss) on investment in mortgage
   servicing rights                               230,265       (1,176,957)
  Other income                                     21,098           39,511
                                               ----------      -----------
         Total other income (loss), net           416,178         (569,921)
                                               ----------      -----------
General and administrative expenses:
  Salaries and employee benefits                  961,677          891,537
  Occupancy and equipment                         152,990          162,650
  Federal and other insurance premiums             40,239           40,217
  Amortization of goodwill                         26,250           26,250
  Other expenses                                  464,858          429,162
                                               ----------      -----------
         Total general and administrative
           expenses                             1,646,014        1,549,816
                                               ----------      -----------
         Income before income taxes             1,292,956          392,981
Income taxes                                      485,000          149,000
                                               ----------      -----------
         Net income                            $  807,956          243,981
                                               ==========      ===========
Per share amounts:
          Net income - basic                   $     0.65             0.20
                                               ==========      ===========

See accompanying notes to consolidated financial statements.

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Income

                                                 Three Months Ended June 30,
                                               ------------------------------
                                                    1999             1998
                                               -------------    -------------
                                                        (Unaudited)
Interest income:
  Loans                                        $2,209,541        2,283,593
  Investment securities                           362,639          458,849
  Interest-bearing balances in other banks         13,144            7,191
  Federal funds sold                               31,561           13,476
  Other                                            21,970           26,689
                                               ----------       ----------
         Total interest income                  2,638,855        2,789,798
                                               ----------       ----------
Interest expense:
  Deposits, including $145,564 in 1999 and
    $152,759 in 1998, on time deposits for
    $100,000 or more                            1,274,338        1,383,579
  Other borrowed money                             88,471          152,087
                                               ----------       ----------
         Total interest expense                 1,362,809        1,535,666
                                               ----------       ----------
         Net interest income                    1,276,046        1,254,132
Provision for loan losses                          10,000            5,000
                                               ----------      -----------
         Net interest income after provision
           for loan losses                      1,266,046        1,249,132
                                               ----------      -----------
Other income:
  Insurance income, net                            45,560           32,338
  Service charges on deposits                      14,369           14,056
  Rental income                                    13,923           12,904
  Gain on sale of real estate acquired
   in settlement of loans                              --           20,000
  Real estate operations, net                        (137)             (36)
  Gain on sale of investment securities
   available for sale                              11,522               --
  Income (loss) on investment in mortgage
   servicing rights                               187,728       (1,215,792)
  Other income                                      8,614           33,364
                                               ----------      -----------
         Total other income (loss), net           281,579       (1,103,166)
                                               ----------      -----------
General and administrative expenses:
  Salaries and employee benefits                  506,311          447,067
  Occupancy and equipment                          79,660           78,930
  Federal and other insurance premiums             18,975           20,148
  Amortization of goodwill                         13,125           13,125
  Other expenses                                  268,839          235,498
                                               ----------      -----------
         Total general and administrative
           expenses                               886,910          794,768
                                               ----------      -----------
         Income (loss) before income taxes        660,715         (648,802)
Income taxes                                      247,000         (258,000)
                                               ----------      -----------
         Net income (loss)                     $  413,715         (390,802)
                                               ==========      ===========
Per share amounts:
          Net income (loss) - basic            $     0.33            (0.31)
                                               ==========      ===========

See accompanying notes to consolidated financial statements.

            HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
        Consolidated Statements of Stockholders' Equity
             and Comprehensive Income
         Six Months ended June 30, 1999 and 1998
                        (Unaudited)


                                                                     Accumulated
                                            Additional                  Other                      Total
                                 Common     Paid-in       Retained   Comprehensive              Stockholders'
                                  Stock     Capital        Income    Income (Loss)                Equity
                                ----------  -----------   ---------- -------------             -------------
Balance at December 31, 1998    $1,250,356    3,521,612   16,937,456    (161,992)                21,547,432
Comprehensive income:
  Net income                            --           --      807,956          --                    807,956
  Other comprehensive income
   (loss)--
    unrealized gain on securities
    available for sale, net of
    income taxes of $42,239             --           --           --     (77,189)                   (77,189)
                                                                                                 ----------
  Total comprehensive income                                                                        730,767
Cash dividends declared on
  common stock, $.32 per share          --           --     (400,113)         --                   (400,113)
                                ----------   ----------   ----------    --------                 ----------
Balance at June 30, 1999        $1,250,356    3,521,612   17,345,299    (239,181)                21,878,086
                                ==========   ==========   ==========    ========                 ==========

                                                                     Accumulated
                                            Additional                  Other      Obligation      Total
                                 Common     Paid-in       Retained   Comprehensive   of the     Stockholders'
                                  Stock     Capital        Income    Income (Loss)    ESOP         Equity
                                ----------  -----------   ---------- -------------  ----------  --------------
Balance at December 31, 1997    $1,250,356    3,437,275   17,487,686      56,831     (58,616)    22,173,532
Comprehensive income:
  Net income                            --           --      243,981          --          --        243,981
  Other comprehensive income
    (loss)- unrealized gain on
    securities available for
    sale, net of income taxes
    of $1,533                           --           --           --      (2,976)         --         (2,976)
                                                                                                 ----------
  Total comprehensive income                                                                        241,005
Cash dividends declared on
  common stock, $.30 per share          --           --     (375,106)         --          --       (375,106)
Principal repayment of
  ESOP debt                             --           --           --          --      31,500         31,500
Release and allocation of
  ESOP shares                           --       60,540      (30,789)         --          --         29,751
                                ----------   ----------   ----------    --------    --------     ----------
Balance at June 30, 1998        $1,250,356    3,497,815   17,325,772      53,855     (27,116)    22,100,682
                                ==========   ==========   ==========    ========    ========     ==========


See accompanying notes to consolidated financial statements.

                   HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows

                                                Six Months Ended June 30,
                                               ------------------------------
                                                    1999             1998
                                               -------------    -------------
                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                   $   807,956          243,981
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                    20,000           10,000
       Depreciation and amortization                61,076          115,970
       Amortization of goodwill                     26,250           26,250
       Loss (income) from investment in
         mortgage servicing rights                (230,265)       1,176,957
       Net gain on sale of real estate acquired
         in settlement of loans                         --         (426,872)
       Gain on sale of investment securities
         available for sale                        (11,522)          (6,418)
       Increase (decrease) in allowance for
         uncollected interest                           (6)          10,198
       Decrease (increase) in other assets         332,824         (542,623)
       Increase (decrease) in accrued expenses
         and other liabilities                     (33,205)          51,764
       Increase in deferred loan fees               20,322           30,331
       Net noncash expense recorded for ESOP            --           29,751
                                               -----------      -----------
          Net cash provided by operating
            activities                             993,430          719,289
                                               -----------      -----------
Cash flows from investing activities:
  Purchases of investment securities held to
    maturity                                   (11,000,000)      (4,500,000)
  Proceeds from maturities and issuer calls
    of investment securities held to maturity    4,136,957        4,800,000
  Principal collected on investment securities
    held to maturity                                44,468          200,221
  Principal collected on investment securities
    available for sale                             294,228               --
  Proceeds from maturities and issuer calls
    of investment securities available for sale                   1,500,000
  Proceeds from sale of investment securities
    available for sale                          12,949,379        3,505,963
  Purchase of investment securities available
    for sale                                    (7,682,824)      (6,026,250)
  Proceeds from sale of FHLB stock                 319,000               --
  Purchase of mortgage servicing rights                 --         (108,675)
  Repayment of loans, net                        1,868,107          894,277
  Purchases of premises and equipment               (7,060)         (31,498)
  Proceeds from sales of real estate acquired
    in settlement of loans                              --          702,194
                                               -----------      -----------
          Net cash provided by investing
            activities                             922,255          936,232
                                               -----------      -----------

Cash flows from financing activities:
  Net increase (decrease) in deposits            1,513,442       (1,707,255)
  Repayment of advances from FHLB               (3,500,000)              --
  Cash dividends paid                             (400,114)        (375,106)
                                               -----------      -----------
         Net cash used in financing activities  (2,386,672)      (2,082,361)
                                               -----------      -----------
Net decrease in cash and cash equivalents         (470,987)        (426,840)
Cash and cash equivalents at beginning of
  period                                         4,044,003        4,195,001
                                               -----------      -----------
Cash and cash equivalents at end of period     $ 3,573,016        3,768,161
                                               ===========      ===========

                                                     (Continued)

              HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows

                                                        Six Months Ended June 30,
                                                          1999             1998
                                                      -------------    -------------
                                                                (Unaudited)
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                          $2,749,738       3,093,832
                                                       ==========       =========
     Income taxes                                      $  545,750         206,273
                                                       ==========       =========
Supplemental schedule of noncash investing and
  financing activities:
     Loans transferred to real estate acquired in
      settlement of loans                              $       --          36,436
                                                       ==========       =========
     Dividends payable                                 $  200,056         187,553
                                                       ==========       =========

See accompanying notes to consolidated financial statements.

                                                 (Continued)

              HAYWOOD BANCSHARES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements
                            June 30, 1999
                             (Unaudited)

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

     All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     For a description of the significant accounting and reporting policies, see note (1) in the notes to the December 31, 1998 consolidated financial statements in the 1998 Annual Report to stockholders.

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

                          8                         (Continued)

     The investment is accounted for under the equity method. Management periodically evaluates the fair value of the mortgage servicing rights owned by DMCLP using appraisals prepared by a third party and adjusts the carrying value of their investment when there is impairment.

     During the year ended December 31, 1998, the Corporation recognized an impairment valuation adjustment totaling approximately $2,161,000. The Corporation recognized a recovery of $56,903 and $69,590 during the three and six months ended June 30, 1999, respectively, of the impairment previously recorded. Total earnings (loss) of DMCLP recognized by the Corporation on the equity method of accounting were $187,728 and ($1,215,792) for the three months ended June 30, 1999 and 1998, respectively and $230,265 and ($1,176,957) for the six months ended June 30, 1999 and 1998, respectively.

(5)  Allowance for Loan Losses
     -------------------------

     The following is a reconciliation of the allowance for loan losses for the three months and six months ended June 30, 1999 and 1998:


                                             Three Months           Six Months
                                             ended June 30,        ended June 30,
                                          -------------------    ----------------
                                           1999         1998      1999      1998
                                          ------       ------    ------    ------
Balance at beginning of period            $768,547     743,547   758,547   738,547
Provision for loan losses                   10,000       5,000    20,000    10,000
                                          --------     -------   -------   -------
Balance at end of period                  $778,547     748,547   778,547   748,547
                                          ========     =======   =======   =======

(6)  Borrowings
     ----------

     The Corporation has $7,000,000 in advances from the Federal Home Loan Bank of Atlanta. These advances bear interest at a floating rate equal to one month LIBOR and mature on February 24, 2000.

(7)  Earnings per Share
     ------------------

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Corporation had no dilutive securities during the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998. The weighted average number of common shares outstanding is 1,250,356 and 1,247,588 for the three months ended June 30, 1999 and 1998, respectively, and 1,250,356 and 1,247,073 for the six months ended June 30, 1999 and 1998, respectively.

(8)  Other Accounting Changes
     ------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
     133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No.
     133" delayed the effective date of this Statement for one year. The Statement is
                          9                         (Continued)
     effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Corporation does not have any derivative financial instruments and is not involved in any hedging activities.

     In October 1998, the Financial Accounting Standards
     Board issued Statement of Financial Accounting
     Standards No. 134, "Accounting for Mortgage-Backed
     Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking
     Enterprise" (SFAS No. 134). SFAS No. 134 establishes accounting and reporting standards for certain mortgage banking activities. SFAS No. 134 is effective for financial statements for the first fiscal quarter beginning after December 15, 1998. The Corporation adopted
     SFAS No. 134 in 1999 without any impact on its financial statements.

(9)  Subsequent Event -- Proposed Merger
     -----------------------------------

     On August 5, 1999, the Corporation entered into an Agreement and Plan of Merger ("the Agreement") with Century South Banks, Inc. ("Century South"). Century South is a bank holding company headquartered in Dahlonega, Georgia with assets of approximately $1.1 billion at June 30, 1999. Under the terms of the Agreement, each outstanding share of the Corporation would be converted into the right to receive .8874 shares of common stock subject to adjustment based upon the average closing price for the Century South common stock for a 20 day period preceding the closing of the transaction. Subject to certain limitations, stockholders may elect to receive cash in lieu of shares of Century South common stock. In connection with the execution of the Agreement, the Corporation and Century South entered into a Stock Option Agreement pursuant to which the Corporation granted Century South an option to purchase up to 19.9% if the outstanding shares of Common Stock. The option is only exercisable in certain circumstances. The merger is expected to be finalized in the first quarter of 2000 and is subject to a number of conditions, including approval by regulatory authorities and the stockholders of the Corporation.

                         10                         (Continued)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Comparison of Operating Results for the Six Months Ended June
-------------------------------------------------------------
30, 1999 and 1998
-----------------

Net income for the six months ended June 30, 1999 increased to $807,956 or $.65 per basic and diluted share, from $243,981 or $.20 per basic and diluted share for the same period in 1998. The increase in net income was due to income from investment in mortgage servicing rights of $230,000 during the six months ended June 30, 1999 compared to a $1,177,000 loss on investment in mortgage servicing rights for the same period in 1998. This loss during the 1998 period was partially offset by a $403,000 pretax gain on the sale of two outparcels to the Waynesville Plaza Shopping Center which the Corporation had been holding as real estate acquired in settlement of loans. In addition, general and administrative expenses increased by $96,000 between periods.

Total interest income for the six months ended June 30, 1999 was $5,284,003, a $311,417 decrease from the same period in 1998. The reason for the change was a decrease in both average volume and average yield of interest earning assets. The average volume decreased $2.3 million between periods due to a decrease in average loans receivable of $4.1 million. The decrease in loans receivable is due to significant prepayments during the period and competitive pressures in the marketplace. The Corporation invested excess funds in investment securities and federal funds sold. The average yield on interest earning assets decreased by 31 basis points to 7.40% for the six months ended June 30, 1999 compared to 7.71% for the same period in 1998. The decrease in average yield is partially due to a decrease in average yield on investment securities of 123 basis points from 6.71% for the six months ended June 30, 1998 to 5.48% for the six months ended June 30, 1999. This is due to the Corporation's higher yielding securities either maturing or being called during the period. Proceeds were reinvested in lower yielding investments. Also attributing to the decrease in average yield on interest earning assets is a change in the mix of interest earning assets from loans receivable to investment securities and federal funds sold. The average yield on loans receivable was 7.92% for the six months ended June 30, 1999 compared to 5.48% and 5.63% on investment securities and federal funds sold, respectively.

Interest expense for the six months ended June 30, 1999 decreased from 1998 by $331,491 or 10.8% mainly due to a decrease in the cost of funds. The rate paid on interest bearing liabilities decreased 44 basis points between periods from 4.81% for the six months ended June 30, 1998 to 4.37% for the six months ended June 30, 1999. In addition, the average balance of interest-bearing liabilities decreased $2.2 million due to the Corporation repaying $3.5 million in advances to the Federal Home Loan Bank of Atlanta ("FHLB") in 1999.

The overall net effect of these changes was a $20,074 increase in net interest income and an increase in the interest rate spread between interest earning assets and interest bearing liabilities from 2.90% in 1998 to 3.03% in 1999.

Comparative yields, costs and spreads for the respective periods are as follows:

                                                Six months                    Twelve Months
                                                  ended            At            ended
                                               June 30, (1)      June 30,     December 31,
                                             1999       1998      1999           1998
                                             ----       ----      ----           ----
Average yield on interest earning assets      7.40%      7.71%     7.03%         7.64%
Average rate on interest bearing liabilities  4.37%      4.81%     4.61%         4.76%
                                              ----       ----      ----          ----
Asset/liability spread                        3.03%      2.90%     2.42%         2.88%
                                              ====       ====      ====          ====
(1)  Annualized

                         11                         (Continued)

During the six months ended June 30, 1999 and 1998, management recorded provisions for loan losses of $20,000 and $10,000, respectively. The Corporation had no charge-offs and no recoveries in either 1999 or 1998. As discussed below, management determines the provision for loan losses based on their review of the loan portfolio and their estimate of the allowance for loan losses required to absorb estimated probable losses inherent in the loan portfolio.

Other income increased $986,099 for the six months ended June 30, 1999 compared to the same period in 1998. This is mainly due to income from mortgage servicing rights of $230,000 for the six months ended June 30, 1999 compared to loss from investment in mortgage servicing rights of $1,177,000 for the same period in 1998. During the 1998 period, the Corporation recognized an impairment valuation adjustment to an equity investment in a mortgage servicing partnership totaling approximately $1,235,000. The Corporation recognized a recovery of $69,590 during the six months ended June 30, 1999 of the impairment previously recorded. The investment in mortgage servicing rights is evaluated periodically by management for impairment and no assurance can be given that additional impairment valuation adjustments will not be required in the future. For additional information, see note (4) to the consolidated financial statements.

In addition, during the six months ended June 30, 1998, the Corporation recognized a gain on the sale of the outparcels to the Waynesville Plaza Shopping Center of approximately $403,000.
There was no such gain in the 1999 period.

General and administrative expenses increased by approximately $96,000 or 6.2%, between periods. This is mainly due to a $70,000 increase in salaries and employee benefits. This is due to normal salary increases and increases in deferred compensation expense due to a change in the discount rate from 8% to 7%. Also contributing to the increase was an increase in other expenses of $36,000 mainly due an increase in professional fees during the 1999 period.

As a result of these and other factors, income before income taxes increased $899,975 or 229.0% in 1999 versus 1998. Income tax expense of $485,000 during the six month period resulted in an effective income tax rate of 37.5% compared to 37.9% in 1998.

Comparison of Operating Results for the Three Months ended June
---------------------------------------------------------------
30, 1999 and 1998
-----------------

Net income for the three months ended June 30, 1999 was $413,715, or $.33 per basic and diluted share as compared to a net loss of $390,802 or $.31 per basic and diluted share for the same period in 1998. The net loss in 1998 was due to a $1,216,000 loss on investment in mortgage servicing rights.

Total interest income for the three months ended June 30, 1999 was $2,638,855, a $151,000 decrease from the same period in 1998. Average interest earning assets decreased approximately $2.2 million between periods and the average yield on interest earning assets decreased from 7.68% for the three months ended June 30, 1998 to 7.37% for the three months ended June 30, 1999.

Interest expense for the three months ended June 30, 1999 decreased from the same period in 1998 by $173,000 due to a decrease in the average balance of interest bearing liabilities of $1.9 million and a decrease in the rate paid on interest bearing liabilities of 48 basis points.

The overall net effect of these changes was a $21,914 increase in net interest income and an increase in the interest rate spread between interest earning assets and interest bearing liabilities from 2.86% in 1998 to 3.03% in 1999.

Other income increased $1,384,745 for the three months ended June 30, 1999 compared to the same period in 1998. The 1998 period reflected a $1,235,000 impairment valuation adjustment to an equity investment in a mortgage servicing partnership as discussed above. The Corporation recognized a recovery of $56,903 during

                         12                         (Continued)
the three months ended June 30, 1999 of the impairment previously recorded. Total loss on mortgage servicing rights was $1,216,000 for the three month period ended June 30, 1998 compared to income on mortgage servicing rights of $188,000 for the same period in 1999. Also contributing to the change in other income is a decrease in gain on sale of real estate acquired in settlement of loans of $20,000 and a decrease in other income of approximately $25,000.

General and administrative expenses increased by approximately $92,000, or 11.6%, between three month periods. The increase is mainly due to a $59,000 increase in salaries and employee benefits. This is due to normal salary increases and increases in deferred compensation expense due to change in the discount rate from 8% to 7%. Also contributing to the increase was an increase in other expenses of $33,000 mainly due an increase in professional fees during the period.

As a result of these and other factors, income before income taxes increased $1,309,517 for the three months ended June 30, 1999 versus 1998. Income tax expense of $247,000 during the period resulted in an effective income tax rate of 37.4% compared to 39.8% in 1998.

Comparison of Financial Condition at June 30, 1999 and December
---------------------------------------------------------------
31, 1998
--------

Total assets decreased by $1,731,000 or 1.15% from $150,956,000 at December 31, 1998 to $149,224,000 at June 30, 1999. The
decrease is mainly due to a decrease in loans receivable of $1,908,423. Loan originations for the six month period were approximately $17,600,000 but were more than offset by significant prepayments.

Total liabilities decreased by $2,062,000 to $127,346,000 at June 30, 1999. The decrease is due to the repayment of $3,500,000 of Advances from the Federal Home Loan Bank.

Stockholders' equity increased by $331,000 from $21,547,000 at December 31, 1998 to $21,878,000 at June 30, 1999. This
increase is due to net income of $808,000 for the six months ended June 30, 1999. This was offset by quarterly dividends of $.32 per share or $400,113 in the aggregate and an increase in unrealized loss on securities available for sale of $77,000.

Asset Quality
-------------

At June 30, 1999, the Corporation had approximately $712,000 of loans in nonaccrual status as compared to $841,000 at December 31, 1998 and $902,000 at June 30, 1998. At June 30, 1999 and
December 31, 1998, the Corporation had no loans that were considered to be impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". There were no loans contractually past due 90 days or more and still accruing interest at June 30, 1999 and December 31, 1998. In the opinion of management, there are no other loans which cause management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms and thus resulting in such loans becoming classified as problem assets. The Corporation's allowance for loan losses was $778,547 or .71% of outstanding loans at June 30, 1999. This compares to $758,547 or .68% at December 31, 1998.

The allowance for loan losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. The adequacy of the allowance for loan losses and the related provision are based upon management's evaluation of the risk characteristics of the loan portfolio under current economic conditions with consideration to such factors as financial condition of the borrower, collateral values, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and delinquency trends. Management believes the allowance for loan losses is adequate. While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may

                         13                         (Continued)
require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Proposed Merger
---------------

On August 5, 1999, the Corporation entered into an Agreement and Plan of Merger ("the Agreement") with Century South Banks, Inc. ("Century South"). Century South is a bank holding company headquartered in Dahlonega, Georgia with assets of approximately $1.1 billion at June 30, 1999. Under the terms of the Agreement, each outstanding share of the Corporation would be converted into the right to receive .8874 shares of common stock subject to adjustment based upon the average closing price for the Century South common stock for a 20 day period preceding the closing of the transaction. Subject to certain limitations, stockholders may elect to receive cash in lieu of shares of Century South common stock. In connection with the execution of the Agreement, the Corporation and Century South entered into a Stock Option Agreement pursuant to which the Corporation granted Century South an option to purchase up to 19.9% of the outstanding shares of Common Stock. The option is only exercisable in certain circumstances. The merger is expected to be finalized in the first quarter of 2000 and is subject to a number of conditions, including approval by regulatory authorities and the stockholders of the Corporation.

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

The next phase for the Corporation under the plan is to complete a comprehensive testing of all known processes. The most significant phase of testing is the testing of the Corporation's mainframe computer system, teller terminals and core software
applications.   The Corporation installed a new mainframe
computer system and teller terminals in September 1998 that are Year 2000 compliant. Both systems were tested in September 1998. Upgrades of the core software applications currently used by the Corporation were received from the software vendor in September and were represented to be Year 2000 compliant by the vendor. These

                         14                         (Continued)
applications were successfully loaded onto the Corporation's hardware system in September and Year 2000 testing was also completed immediately after installation.

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

The Corporation has estimated the total costs to address the Year 2000 Issue to be approximately $202,000. Approximately $117,500 of these costs related to the installation of the mainframe computer system and were capitalized in accordance with the Corporation's capitalization policy. Year 2000 project costs incurred and expensed during the year ended December 31, 1998 were approximately $149,000. There were $12,000 Year 2000 project costs incurred and expensed during the six months ended June 30, 1999. Funding of the Year 2000 project costs will come from normal operating cash flow, however the expenses associated with the Year 2000 Issue will directly reduce otherwise reported net income for the Corporation.

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

Liquidity
---------

The Corporation's asset-liability management policy is to maintain and enhance the net interest income and provide adequate liquidity to meet continuing loan demand, withdrawal requirements, and pay for normal operating expenses. Liquidity is primarily provided by the ability to attract deposits, maturities in the investment portfolio, loan repayments, and current earnings.
                         15                         (Continued)

At June 30, 1999, Haywood Bancshares had approximately $34.5 million in cash, interest bearing balances in other banks, federal funds sold and investment securities. Management believes that the level of liquidity at June 30, 1999, is adequate and in compliance with regulatory requirements.

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

Capital Resources
-----------------

As a North Carolina-chartered savings bank, Haywood Savings is subject to the capital requirements of the FDIC and the N.C. Administrator of Savings Institutions ("the Administrator").
The FDIC requires Haywood Savings to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be well-capitalized, the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to Haywood Savings is the allowance for loan losses. Risk-weighted assets reflect Haywood Savings' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. Haywood Savings is also subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3%, and a ratio of 5% to be "well capitalized." The Administrator requires a net worth equal to at least 5% of assets. At June 30, 1999, Haywood Savings was in compliance with all of the aforementioned capital requirements and is deemed to be "well capitalized". The Corporation must comply with FRB capital requirements which are substantially the same.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not Applicable.

                         16                         (Continued)

PART II.  OTHER INFORMATION


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        On April 27, 1999, the Company held its Annual Meeting of Stockholders at which the following matters were voted:

        Proposal I   Election of Directors

        NOMINEE                        FOR             WITHHELD
        -------                        ---             --------

        Larry R. Ammons              1,045,013          14,900
        Glenn W. Brown               1,045,013          14,900
        G. D. Stovall, Jr.           1,045,013          14,900
        William P. Burgin            1,045,013          14,900


        There were no abstentions or broker non-votes.

        The terms of office of Directors R. Neal Ensley, Joseph
        E. Taylor, Jr., C. Leon Turner, Philip S. Dooly, C. Jeff
        Reece, Jr. and R. Bruce Norman continued after the
        Annual meeting.

        Proposal II -- Ratification of Appointment of Auditors

        FOR            AGAINST        ABSTAIN
        ---            -------        -------

        1,045,013      14,900           --

        In addition, there were no broker non-votes.

ITEM 5. OTHER INFORMATION

On August 5, 1999, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Century South Banks, Inc. ("CSBI"), a Georgia corporation, and HBI Acquisition Corp. ("HBI"), a wholly owned subsidiary of CSBI, pursuant to which HBI will merge with and into the Corporation (the "Merger"). As a result of the Merger, each outstanding share of Haywood common stock, par value $1.00 per share ("Haywood Common Stock"), will be converted into the right to receive .8874 shares (the "Exchange Ratio") of common stock of CSBI, par value $1.00 per share ("CSBI Common Stock"). The Exchange Ratio is subject to adjustment in certain circumstances if the Valuation Period Market Value of the CSBI Common Stock (defined as the average of the closing sales prices for CSBI Common Stock as reported on the Nasdaq National Market for the 20 consecutive trading day period ending on the last calendar day immediately prior to the anticipated effective date of the Merger) is below $24.00 or above $27.00, or if Haywood's stockholders' equity (as of the month end immediately prior to the effective date, as adjusted in accordance with the Merger Agreement) is less than $21,000,000. In certain circumstances stockholders may elect to receive cash in lieu of shares of CSBI Common Stock. The Merger is conditioned upon, among other things, approval by holders of a majority of Haywood Common Stock and the receipt of certain regulatory and governmental approvals. For more information, reference is made to the Merger Agreement attached as Exhibit
2.1 hereof.

Concurrently with the execution and delivery of the Merger Agreement, the Corporation and CSBI entered into a stock option agreement (the "Stock Option Agreement") pursuant to which the Corporation granted CSBI the right, upon the terms and subject to the conditions set forth in the Stock Option Agreement, to purchase up to 249,946 shares (or 19.9%) of Haywood Common Stock at a price of $16.30 per share, subject to certain adjustments. For more information, reference is made to the Stock Option Agreement attached as Exhibit 2.2.

                         17                         (Continued)

For more information, a copy of a Press Release, dated August 5, 1999, issued by Haywood and CSBI relating to the Merger is attached as Exhibit 99.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits. The following exhibits are being filed with the report.

        Exhibit
        Number              Description
        -------             -----------

         2.1             Agreement and Plan of Merger, dated as
                         of August 5, 1999, by and between
                         Haywood Bancshares, Inc. and Century
                         South Banks, Inc.

         2.2 Stock Option Agreement, dated as of August 5, 1999, by and between Haywood Bancshares, Inc. and Century South Banks, Inc.(incorporated by reference to Exhibit A to the Agreement and Plan of Merger filed as Exhibit 2.1)

        27               Financial Data Schedule (EDGAR only)

        99.1             Haywood Bancshares, Inc. Press Release
                         dated August 5, 1999



     (b)  Reports on Form 8-K.  During the quarter ended June
          30, 1999, the Registrant did not file any reports on Form 8-K.

                         18                         (Continued)

                         SIGNATURES
                         ----------


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAYWOOD BANCSHARES, INC.
                               (Registrant)


Date: August 12, 1999      By: /s/Larry R. Ammons
                               ----------------------
                               Larry R. Ammons
                               (President and Principal
                                Executive Officer)
                               (Duly Authorized Representative)




Date: August 12, 1999      By: /s/Jack T. Nichols
                               ----------------------
                               Jack T. Nichols
                               (Principal Financial Officer
                               and Principal Accounting Officer)