Form 10-K/A
period 1998-12-31
HAYWOOD BANCSHARES INC
filed 1999-11-02
CIK 940941

=================================================================
          SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549
                      FORM 10-K/A
                   (AMENDMENT NO. 1)

           FOR ANNUAL AND TRANSITION REPORTS
        PURSUANT TO SECTIONS 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                          OR
[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

              Commission File No. 1-11819

                HAYWOOD BANCSHARES, INC.
------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NORTH CAROLINA                                  56-1918006
--------------------------------          ----------------------
(STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

370 NORTH MAIN STREET, WAYNESVILLE, NORTH CAROLINA        28786
---------------------------------------------------    ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


Registrant's telephone number, including area code:(828)456-9092
                                                   -------------

 Securities registered under Section 12(b) of the Act:

   Title of Class           Name of Exchange on Which Registered
-----------------------     ------------------------------------
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

          DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

=================================================================

                        PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
--------------------------------------------------------------

  The Company's common stock trades on the American Stock Exchange under the symbol "HBS." The following table sets forth for each quarter during the past two fiscal years the high and low closing sales prices for the common stock on the American Stock Exchange as well as dividends declared on the common stock in each quarter.

<CAPTION

                                                    DIVIDENDS
                             HIGH       LOW         DECLARED
                             ---        ---         ---------
  1998
  ----
First Quarter                $23.00     $21.13       $0.15
Second Quarter                23.00      22.25        0.15
Third Quarter                 22.38      17.75        0.15
Fourth Quarter                17.75      15.75        0.16

  1997
  ----
First Quarter                $18.25     $16.68       $0.14
Second Quarter                17.13      15.75        0.14
Third Quarter                 21.75      17.06        0.14
Fourth Quarter                22.63      20.50        0.15

    At December 31, 1998 there were 1,250,356 shares of common stock outstanding and 427 stockholders of record.

                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             HAYWOOD BANCSHARES, INC.


Date:  November 1, 1999      By: /s/ Larry R. Ammons
                                 ------------------------------
                                 Larry R. Ammons
                                 President
                                 (Duly Authorized Representative)