Form 10-Q
period 1999-09-30
HAYWOOD BANCSHARES INC
filed 1999-11-15
CIK 940941

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1999

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

     As of November 12, 1999, shares of common stock outstanding were 1,250,356.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

             Consolidated Statements of Financial Condition

                                                 September 30,   December 31,
                                                     1999            1998
                                                 ------------    ------------
            Assets                                (Unaudited)
            ------
Cash on hand and in banks                         $  2,069,500     1,525,035
Interest-bearing balances in other banks               158,091       805,357
Federal funds sold                                     694,402     1,713,611
Investment securities:
  Held to maturity (market value of $16,957,007
    and $10,332,472, at September 30, 1999 and
    December 31, 1998, respectively)                17,296,705    10,302,987
  Available for sale (cost of $13,788,842
    and $19,711,642 at September 30, 1999 and
    December 31, 1998, respectively)                13,372,292    19,466,200
Loans receivable (net of allowance for loan
    losses of $928,547 and $758,547
    at September 30, 1999 and December 31,
    1998,  respectively)                           108,560,385   110,792,991
Real estate acquired in settlement of loans             59,824         7,192
Federal Home Loan Bank stock, at cost                1,108,300     1,427,300
Premises and equipment                               1,485,651     1,565,173
Investment in mortgage servicing rights              1,228,192       977,720
Goodwill                                               635,855       675,030
Other assets                                         1,478,054     1,697,128
                                                  ------------   -----------
                                                  $148,147,251   150,955,724
                                                  ============   ===========
       Liabilities and Stockholders' Equity
       ------------------------------------
Deposit accounts:
 Noninterest-bearing                              $    338,007       241,823
 Interest-bearing, including $15,435,721
  and $15,245,006, respectively, of time
  deposits for $100,000 or more                    116,620,745   116,519,550
                                                  ------------   -----------
                                                   116,958,752   116,761,373
Advances from Federal Home Loan Bank                 7,000,000    10,500,000
Accrued expenses and other liabilities               2,342,026     2,146,919
                                                  ------------   -----------
            Total liabilities                      126,300,778   129,408,292
                                                  ------------   -----------
Stockholders' equity:
  Serial preferred stock, $1.00 par value,
   5,000,000 shares  authorized; no
   shares issued or outstanding                             --            --
  Common stock, $1.00 par value, 10,000,000
   shares authorized; 1,250,356 shares issued
   and outstanding, respectively                     1,250,356     1,250,356
  Additional paid-in capital                         3,521,612     3,521,612
  Retained income, substantially restricted         17,346,000    16,937,456
  Accumulated other comprehensive income (loss)       (271,495)     (161,992)
                                                  ------------   -----------
            Total stockholders' equity              21,846,473    21,547,432
                                                  ------------   -----------
                                                  $148,147,251   150,955,724
                                                  ============   ===========

See accompanying notes to consolidated financial statements.

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                    Consolidated Statements of Income

                                               Nine Months Ended September 30,
                                                    1999             1998
                                               -------------    -------------
                                                        (Unaudited)
Interest income:
  Loans                                        $6,488,751        6,859,929
  Investment securities                         1,314,035        1,330,937
  Interest-bearing balances in other banks         24,235           19,960
  Federal funds sold                               79,020           49,486
  Other                                            69,493           79,186
                                               ----------       ----------
         Total interest income                  7,975,534        8,339,498
                                               ----------       ----------
Interest expense:
  Deposits, including $454,600 in 1999 and
    $324,816 in 1998, on time deposits for
    $100,000 or more                            3,817,800        4,140,012
  Other borrowed money                            297,712          453,633
                                               ----------       ----------
         Total interest expense                 4,115,512        4,593,645
                                               ----------       ----------
         Net interest income                    3,860,022        3,745,853

Provision for loan losses                         170,000           15,000
                                               ----------      -----------
         Net interest income after provision
           for loan losses                      3,690,022        3,730,853
                                               ----------      -----------
Other income:
  Insurance income, net                           149,557          136,356
  Service charges on deposits                      40,179           44,994
  Rental income                                    41,025           37,598
  Gain on sale of real estate acquired
   in settlement of loans                              --          426,872
  Real estate operations, net                        (556)           3,390
  Gain on sale of investment securities
   available for sale                              11,522            6,418
  Income (loss) on investment in mortgage
   servicing rights                               250,472       (2,384,653)
  Other income                                     31,570           65,913
                                               ----------      -----------
         Total other income (loss), net           523,769       (1,663,112)
                                               ----------      -----------
General and administrative expenses:
  Salaries and employee benefits                1,464,804        1,387,253
  Occupancy and equipment                         235,945          235,938
  Federal and other insurance premiums             60,165           61,209
  Amortization of goodwill                         39,375           39,175
  Other expenses                                  798,788          628,458
                                               ----------      -----------
         Total general and administrative
           expenses                             2,599,077        2,352,033
                                               ----------      -----------
         Income (loss) before income taxes      1,614,714         (284,292)

Income taxes                                      606,000          (77,000
                                               ----------      -----------
         Net income (loss)                     $1,008,714         (207,292)
                                               ==========      ===========
Per share amounts:
          Net income - basic                   $     0.81            (0.17)
                                               ==========      ===========

See accompanying notes to consolidated financial statements.

                 HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                    Consolidated Statements of Income

                                              Three Months Ended September 30,
                                                    1999             1998
                                               -------------    -------------
                                                        (Unaudited)
Interest income:
  Loans                                        $2,103,908        2,277,385
  Investment securities                           537,593          415,550
  Interest-bearing balances in other banks          9,696            4,759
  Federal funds sold                               19,205           19,402
  Other                                            21,129           26,982
                                               ----------       ----------
         Total interest income                  2,691,531        2,744,078
                                               ----------       ----------
Interest expense:
  Deposits, including $141,370 in 1999 and
    $152,759 in 1998, on time deposits for
    $100,000 or more                            1,281,243        1,369,307
  Other borrowed money                             93,058          151,636
                                               ----------       ----------
         Total interest expense                 1,374,301        1,520,943
                                               ----------       ----------
         Net interest income                    1,317,230        1,223,135

Provision for loan losses                         150,000            5,000
                                               ----------      -----------
         Net interest income after provision
           for loan losses                      1,167,230        1,218,135
                                               ----------      -----------
Other income:
  Insurance income, net                            53,085           59,043
  Service charges on deposits                      10,299           14,649
  Rental income                                    13,947           12,231
  Gain on sale of real estate acquired
   in settlement of loans                              --               --
  Real estate operations, net                        (419)           2,180
  Income (loss) on investment in mortgage
   servicing rights                                20,207       (1,207,696)
  Other income                                     10,472           26,402
                                               ----------      -----------
         Total other income (loss), net           107,591       (1,093,191)
                                               ----------      -----------
General and administrative expenses:
  Salaries and employee benefits                  503,127          495,716
  Occupancy and equipment                          82,955           73,288
  Federal and other insurance premiums             19,926           20,992
  Amortization of goodwill                         13,125           12,925
  Other expenses                                  333,930          199,296
                                               ----------      -----------
         Total general and administrative
           expenses                               953,063          802,217
                                               ----------      -----------
         Income (loss) before income taxes        321,758         (677,273)

Income taxes                                      121,000         (226,000)
                                               ----------      -----------
         Net income (loss)                     $  200,758         (451,273)
                                               ==========      ===========
Per share amounts:
          Net income (loss) - basic            $     0.16            (0.36)
                                               ==========      ===========

See accompanying notes to consolidated financial statements.

            HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

        Consolidated Statements of Stockholders' Equity and Comprehensive Income

         Nine Months ended September 30, 1999 and 1998
                        (Unaudited)



                                                                     Accumulated
                                            Additional                  Other                      Total
                                 Common     Paid-in       Retained   Comprehensive              Stockholders'
                                  Stock     Capital        Income    Income (Loss)                Equity
                                ----------  -----------   ---------- -------------             -------------
Balance at December 31, 1998    $1,250,356    3,521,612   16,937,456    (161,992)                21,547,432
Net income                              --           --    1,008,714          --                  1,008,714
Cash dividends declared on
  common stock, $.48 per share          --           --     (600,170)         --                   (600,170)
Net unrealized loss on securities
    available for sale, net of
    tax effect of $61,605               --           --           --    (109,503)                  (109,503)
                                ----------   ----------   ----------    --------                 ----------
Balance at September 30, 1999   $1,250,356    3,521,612   17,346,000    (271,495)                21,846,473
                                ==========   ==========   ==========    ========                 ==========

                                                                     Accumulated
                                            Additional                  Other      Obligation      Total
                                 Common     Paid-in       Retained   Comprehensive   of the     Stockholders'
                                  Stock     Capital        Income    Income (loss)    ESOP         Equity
                                ----------  -----------   ---------- -------------  ----------  --------------
Balance at December 31, 1997    $1,250,356    3,437,275   17,487,686      56,831     (58,616)    22,173,532
Net income                              --           --     (207,292)         --          --       (207,292)
Cash dividends declared on
  common stock, $.45 per share          --           --     (562,659)         --          --       (562,659)
Principal repayment of ESOP
  debt                                  --           --           --          --      47,250         47,250
Release and allocations of
  ESOP shares                           --       78,673      (39,747)         --          --         38,926
Net unrealized loss on
    securities available for
    sale, net of tax effect
    of $61,452                          --           --           --    (118,143)         --       (118,143)
                                ----------   ----------   -----------   ---------   --------     ----------
Balance at September 30, 1998   $1,250,356    3,515,948   16,677,988     (61,312)    (11,366)    21,371,614
                                ==========   ==========   ==========    ========    ========     ==========


See accompanying notes to consolidated financial statements.

                   HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

                    Consolidated Statements of Cash Flows

                                               Nine Months Ended September 30,
                                                    1999             1998
                                               -------------    -------------
                                                         (Unaudited)
Cash flows from operating activities:
  Net income (loss                             $ 1,008,714         (207,292)
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                   170,000           15,000
       Depreciation and amortization               135,154          149,970
       Amortization of goodwill                     39,375           39,175
       Loss (income) from investment
         for uncollected interest                 (250,472)       2,384,653
       Increase (decrease) in allowance for
         uncollected interest                      (10,488)          11,854
       Net gain on sale of real estate acquired
         in settlement of loans                         --         (426,872)
       Net gain on sale of investment securities
         available for sale                        (11,522)          (6,418)
       Decrease (increase) in other assets         218,875         (948,212)
       Increase in accrued expenses
         and other liabilities                     256,713          298,054
       Increase in deferred loan fees                9,873           34,719
       Net noncash expense recorded for ESOP            --           38,926
                                               -----------      -----------
          Net cash provided by operating
            activities                           1,566,222        1,383,557
                                               -----------      -----------
Cash flows from investing activities:
  Purchases of investment securities held to
    maturity                                   (10,600,000)      (7,100,000)
  Proceeds from maturities and issuer calls
    of investment securities held to maturity    3,436,957        7,000,000
  Purchase of investment securities available
    for sale                                    (7,682,824)      (9,062,828)
  Proceeds from maturities and issuer calls
    of investment securities available for sale    664,963        2,500,000
  Proceeds from sale of investment securities
    available for sale                          12,948,748        3,505,962
  Principal collected on mortgage-backed
    securities held to maturity                    130,716          274,863
  Proceeds from sale of Federal Home Loan
    Bank stock                                     319,000               --
  Repayment of loans, net                        2,010,589        3,241,454
  Purchases of premises and equipment              (13,588)         (57,410)
  Purchase of mortgage servicing rights                 --         (108,675)
  Proceeds from sales of real estate acquired
    in settlement of loans                              --          702,194
                                               -----------      -----------
          Net cash provided by investing
            activities                           1,214,561          895,560
                                               -----------      -----------
Cash flows from financing activities:
  Net increase (decrease) in deposits              197,378       (3,325,338)
  Repayment of Federal Home Loan
    Bank advances                               (3,500,000)              --
  Cash dividends paid                             (600,171)        (562,659)
                                               -----------      -----------
         Net cash used in financing activities  (3,902,793)      (3,887,997)
                                               -----------      -----------
Net decrease in cash and cash equivalents       (1,122,010)      (1,608,880)
Cash and cash equivalents at beginning of
  period                                         4,044,003        4,195,001
                                               -----------      -----------
Cash and cash equivalents at end of period     $ 2,921,993        2,586,121
                                               ===========      ===========

                                                     (Continued)

              HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

               Consolidated Statements of Cash Flows

                                                     Nine Months Ended September 30,
                                                          1999             1998
                                                     -------------    -------------
                                                                (Unaudited)
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                          $4,135,518       4,646,239
                                                       ==========       =========
     Income taxes                                      $  826,125         694,000
                                                       ==========       =========
Supplemental schedule of noncash investing and
  financing activities:
     Loans transferred to real estate acquired in
      settlement of loans                              $   52,632          36,436
                                                       ==========       =========
     Dividends payable                                 $  200,056         187,553
                                                       ==========       =========

See accompanying notes to consolidated financial statements.

                                                 (Continued)

              HAYWOOD BANCSHARES, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements
                          September 30, 1999
                             (Unaudited)

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

     All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

     During the year ended December 31, 1998, the Corporation recognized an impairment valuation adjustment totaling approximately $2,161,000. The Corporation recognized a recovery of $25,892 and $95,482 during the three and nine months ended September 30, 1999, respectively, of the impairment previously recorded. Total earnings (loss) of DMCLP recognized by the Corporation on the equity method of accounting were $20,207 and ($1,207,696) for the three months ended September 30, 1999 and 1998, respectively and $250,472 and ($2,384,653) for the nine months ended September 30, 1999 and 1998, respectively.

 (5) Allowance for Loan Losses
     -------------------------

     The following is a reconciliation of the allowance for loan losses for the three months and nine months ended
     September 30, 1999 and 1998:


                                             Three Months           Nine Months
                                          ended September 30,    ended September 30
                                          -------------------    ------------------
                                           1999         1998      1999      1998
                                          ------       ------    ------    ------
Balance at beginning of period            $778,547     748,547   758,547   738,547
Provision for loan losses                  150,000       5,000   170,000    15,000
                                          --------     -------   -------   -------
Balance at end of period                  $928,547     753,547   928,547   753,547
                                          ========     =======   =======   =======


 (6) Borrowings
     ----------

     The Corporation has $7,000,000 in advances from the Federal Home Loan Bank of Atlanta. These advances bear interest at a floating rate equal to one month LIBOR and mature on February 24, 2000.


 (7) Earnings per Share
     ------------------

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Corporation had no dilutive securities during the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998. The weighted average number of common shares outstanding is 1,250,356 and 1,248,692 for the three months ended September 30, 1999 and 1998, respectively, and 1,250,356 and 1,247,612 for the nine months ended September 30, 1999 and 1998, respectively.


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

 (9) Subsequent Event - Proposed Merger
     ----------------------------------

     On August 5, 1999, the Corporation entered into an Agreement and Plan of Merger ("the Agreement") with Century South Banks, Inc. ("Century South") and HBI Acquisition Corporation ("HBI"), a wholly-owned subsidiary of Century South. Century South is a bank holding company headquartered in Dahlonega, Georgia with assets of approximately $1.2 billion at September 30, 1999. Under the terms of the Agreement, each outstanding share of the Corporation would be converted into the right to receive .8874 shares of common stock subject to adjustment based upon the average closing price for the Century South common stock for a 20 day period preceding the closing of the transaction or if the Corporation's stockholders' equity (as of the month end immediately prior to the effective date, as adjusted in accordance with the Merger Agreement) is less than $21,000,000. Subject to certain limitations, stockholders may elect to receive cash in lieu of shares of Century South common stock. In connection with the execution of the Agreement, the Corporation and Century South entered into a Stock Option Agreement pursuant to which the Corporation granted Century South an option to purchase up to 19.9% of the outstanding shares of Common Stock. The option is only exercisable in certain circumstances. The merger is expected to be finalized in the first quarter of 2000 and is subject to a number of conditions, including approval by regulatory authorities and the stockholders of the Corporation.


                                                (Continued)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.


Forward-Looking Statements
--------------------------

When used in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The reader should not place undue reliances on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect the Corporation's financial performance and could cause its actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Corporation does not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Operating Results for the Nine Months Ended
---------------------------------------------------------
September 30, 1999 and 1998
---------------------------

Net income for the nine months ended September 30, 1999 increased to $1,008,714 or $.81 per share, from a net loss of ($207,292) or ($.17) per share for the same period in 1998. The increase in net income was due to income from investment in mortgage servicing rights of $250,472 during the nine months ended September 30, 1999 compared to a $2,384,653 loss on investment in mortgage servicing rights for the same period in 1998. This loss during the 1998 period was partially offset by a $403,000 pretax gain on the sale of two outparcels to the Waynesville Plaza Shopping Center which the Corporation had been holding as real estate acquired in settlement of loans. In addition, general and administrative expenses increased by $247,044 between periods.

Total interest income for the nine months ended September 30, 1999 was $7,975,534, a $363,964 decrease from the same period in 1998. The reason for the change was a decrease in both average volume and average yield of interest earning assets. The average volume decreased $1.5 million between periods due to a decrease in average loans receivable of $3.8 million. The decrease in loans receivable is due to significant prepayments during the period and competitive pressures in the marketplace. The Corporation invested excess funds in investment securities and federal funds sold. The average yield on interest earning assets decreased by 26 basis points to 7.43% for the nine months ended September 30, 1999 compared to 7.69% for the same period in 1998. The decrease in average yield is partially due to a decrease in average yield on investment securities of 47 basis points from 6.47% for the nine months ended September 30, 1998 to 6.00% for the nine months ended September 30, 1999. This is due to the Corporation's higher yielding securities either maturing or being called during the period. Proceeds were reinvested in lower yielding investments. Also contributing to the decrease in average yield on interest earning assets is a change in the mix of interest earning assets from loans receivable to investment securities and federal funds sold. The average yield on loans receivable was 7.84% for the nine months ended September 30, 1999 compared to 6.00% and 5.50% on investment securities and federal funds sold, respectively.

Interest expense for the nine months ended September 30, 1999 decreased from 1998 by $478,133 or 10.4% mainly due to a decrease in the cost of funds. The rate paid on interest bearing liabilities decreased 44 basis points between periods from 4.81% for the nine months ended September 30, 1998 to 4.37% for the nine months ended September 30, 1999. In addition, the average balance of interest-bearing liabilities decreased

                                                (Continued)

$1.9 million due to the Corporation repaying $3.5 million in advances to the Federal Home Loan Bank of Atlanta ("FHLB") in
1999.

The overall net effect of these changes was a $114,169 increase in net interest income and an increase in the interest rate spread between interest earning assets and interest bearing liabilities from 2.88% in 1998 to 3.06% in 1999.

Comparative yields, costs and spreads for the respective periods are as follows:

                                Nine months ended        At         Twelve months ended
                                September 30, (1)   September 30,       December 31,
                                1999         1998       1999               1998
                                ----         ----       ----               ----
Average yield on interest
  earning assets                7.43%        7.69%      7.09%              7.64%
Average rate on interest
  bearing liabilities           4.37%        4.81%      4.76%              4.76%
                                ----         ----       ----               ----
Asset/liability spread          3.06%        2.88%      2.33%              2.88%
                                ====         ====       ====               ====
Net interest margin             3.60%        3.45%      2.90%              3.46%
                                ====         ====       ====               ====

(1)     Annualized

During the nine months ended September 30, 1999 and 1998, management recorded provisions for loan losses of $170,000 and $15,000, respectively. The Corporation had no charge-offs and no recoveries in either 1999 or 1998. Historically, the Corporation has experienced a relatively low level of losses on its loans, which is largely due to a sound economy and stable work force in its market area. In addition, the values of real estate have remained stable or have been increasing, which has minimized losses on foreclosed loans. Recent increases in interest rates and changes in broader-based economic indices could have a negative impact on the Corporations' market area and customer base. The Corporation's management has recently learned of reductions in employees by several large companies with operations in the Corporation's market areas. These events have increased the risk that historical levels of loan losses will not continue, and that a trend of increased delinquencies and losses on foreclosures will begin. The Corporation's management has determined that it is necessary to increase its allowance for loan losses in the third quarter of 1999 to account for these recent developments. There can be no assurance that the Corporation will not be required to further increase the allowance for loan losses in future periods.

Other income increased $2,186,881 for the nine months ended September 30, 1999 compared to the same period in 1998. This is mainly due to income from mortgage servicing rights of $250,472 for the nine months ended September 30, 1999 compared to loss from investment in mortgage servicing rights of $2,384,653 for the same period in 1998. During the 1998 period, the Corporation recognized an impairment valuation adjustment to an equity investment in a mortgage servicing partnership totaling approximately $2,316,000. The Corporation recognized a recovery of $95,482 during the nine months ended September 30, 1999 of the impairment previously recorded. The investment in mortgage servicing rights is evaluated periodically by management for impairment and no assurance can be given that additional impairment valuation adjustments will not be required in the future. For additional information, see note (4) to the consolidated financial statements.

In addition, during the nine months ended September 30, 1998, the Corporation recognized a gain on the sale of the outparcels to the Waynesville Plaza Shopping Center of approximately $403,000. There was no such gain in the 1999 period.
General and administrative expenses increased by $247,144 or 10.5%, between periods. This is mainly due to a $77,551 increase in salaries and employee benefits. This is due to normal salary increases and increases in deferred compensation expense due to a change in the discount rate from 8.0% to 7.0%. Also contributing to the increase was an increase in other expenses of $170,330 mainly due an increase in



                                                (Continued)
professional fees of approximately $104,000 and merger related expenses of approximately $33,000 during the 1999 period.

As a result of these and other factors, income before income taxes increased $1,899,006 in 1999 versus 1998. Income tax expense of $606,000 during the nine month period resulted in an effective income tax rate of 37.5% compared to 27% in 1998.

Comparison of Operating Results for the Three Months ended
----------------------------------------------------------
September 30, 1999 and 1998
---------------------------

Net income for the three months ended September 30, 1999 was $200,758, or $.16 per share as compared to a net loss of ($451,273) or ($.36) per share for the same period in 1998. The net loss in 1998 was due to a $1,207,696 loss on investment in mortgage servicing rights.

Total interest income for the three months ended September 30, 1999 was $2,691,531, a $52,547 decrease from the same period in 1998. Average interest earning assets decreased approximately $2.6 million between periods and the average yield on interest earning assets decreased from 7.64% for the three months ended September 30, 1998 to 7.63% for the three months ended September 30, 1999.

Interest expense for the three months ended September 30, 1999 decreased from the same period in 1998 by $146,642 due to a decrease in the average balance of interest bearing liabilities of $1.3 million and a decrease in the rate paid on interest bearing liabilities of 42 basis points.

The overall net effect of these changes was a $94,095 increase in net interest income and an increase in the interest rate spread between interest earning assets and interest bearing liabilities from 2.84% in 1998 to 3.25% in 1999.

During the three months ended September 30, 1999 and 1998, management recorded provisions for loan losses of $150,000 and $5,000, respectively. See the discussion regarding increase in the provision for loan losses under the heading "Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998."

Other income increased $1,200,782 for the three months ended September 30, 1999 compared to the same period in 1998. The 1998 period reflected a $1,078,000 impairment valuation adjustment to an equity investment in a mortgage servicing partnership as discussed above. The Corporation recognized a recovery of $25,892 during the three months ended September 30, 1999 of the impairment previously recorded. Total loss on mortgage servicing rights was $1,207,696 for the three month period ended September 30, 1998 compared to income on mortgage servicing rights of $20,207 for the same period in 1999.

General and administrative expenses increased by $150,846, or 18.8%, between three month periods. The increase is mainly due to a $134,634 increase in other expenses mainly due to an increase in professional fees and merger related expenses during the period.

As a result of these and other factors, income before income taxes increased $999,031 for the three months ended September
30, 1999 versus 1998. Income tax expense of $121,000 during the period resulted in an effective income tax rate of 37.6% compared to 33.4% in 1998.

Comparison of Financial Condition at September 30, 1999 and
-----------------------------------------------------------
December 31, 1998
-----------------

Total assets decreased by $2,808,473 or 1.9% from $150,955,724 at December 31, 1998 to $148,147,251 at September 30, 1999. The
decrease is mainly due to a decrease in loans receivable of $2,232,606. Loan originations for the nine month period were approximately $9.2 million but were more than offset by significant prepayments.

                                                (Continued)

Total liabilities decreased by $3,107,514 to $126,300,778 at September 30, 1999. The decrease is due to the repayment of $3,500,000 of advances from the Federal Home Loan Bank.

Stockholders' equity increased by $299,041 from $21,547,432 at December 31, 1998 to $21,846,473 at September 30, 1999. This
increase is due to net income of $1,008,714 for the nine months ended September 30, 1999. This was offset by quarterly dividends of $.16 per share or $600,170 in the aggregate and an increase in unrealized loss on securities available for sale of $109,503.

Asset Quality
-------------

At September 30, 1999, the Corporation had approximately $578,000 of loans in nonaccrual status as compared to $841,000 at December 31, 1998 and $752,000 at September 30, 1998. At September 30, 1999 and December 31, 1998, the Corporation had no loans that were considered to be impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". There were no loans contractually past due 90 days or more and still accruing interest at September 30, 1999 and December 31, 1998. The Corporation's allowance for loan losses was $928,547 or .85% of outstanding loans at September 30, 1999. This compares to $758,547 or .68% at December 31, 1998. The increase in the allowances for loan losses since December 31, 1998 is largely attributable to changes in recent economic factors both nationally and locally. As previously discussed, recent issues in interest rates and changes in broader based economic indices could have a negative impact on the Corporation's market area and customer base.
In addition, there have been recent reductions in employees in the Corporation's market area. The Corporation's management has determined that it is necessary to increase its allowance for loan losses in the third quarter of 1999 to account for these recent developments. There can be no assurance that the Corporation will not be required to further increase the allowance for loan losses in future periods.

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

Proposed Merger
---------------

On August 5, 1999, the Corporation entered into an Agreement and Plan of Merger ("the Agreement") with Century South Banks, Inc. ("Century South") and HBI Acquisition Corporation ("HBI"), a wholly-owned subsidiary of Century South. Century South is a bank holding company headquartered in Dahlonega, Georgia with assets of approximately $1.2 billion at September 30, 1999. Under the terms of the Agreement, each outstanding share of the Corporation would be converted into the right to receive .8874 shares of common stock subject to adjustment based upon the average closing price for the Century South common stock for a 20 day period preceding the closing of the transaction or if the Corporation's stockholders' equity (as of the month end immediately prior to the effective date, as adjusted in accordance with the Merger Agreement) is less than $21,000,000. Subject to certain limitations, stockholders may elect to receive cash in lieu of shares of Century South common stock.
In connection with the execution of the Agreement, the Corporation and Century South entered into a Stock Option Agreement pursuant to which the Corporation granted Century South an option to purchase up to 19.9% of the outstanding shares of Common Stock. The option is only exercisable in certain

                                                (Continued)
circumstances. The merger is expected to be finalized in the first quarter of 2000 and is subject to a number of conditions, including approval by regulatory authorities and the stockholders of the Corporation.

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

The Corporation's Board of Directors approved a Year 2000 Plan that was developed in accordance with guidelines set forth by the Federal Financial Institutions Examination Council. This plan has three primary phases related to internal Year 2000 compliance.

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

The Corporation has estimated the total costs to address the Year 2000 Issue to be approximately $202,000. Approximately $117,500 of these costs related to the installation of the mainframe computer system and were capitalized in accordance with the Corporation's capitalization policy. Year 2000 project costs incurred and expensed during the year ended December 31, 1998 were approximately $149,000. There were $12,000 Year 2000 project costs incurred and expensed during the nine months ended September 30, 1999. Funding of the

                                                (Continued)

Year 2000 project costs will come from normal operating cash flow, however the expenses associated with the Year 2000 Issue will directly reduce otherwise reported net income for the Corporation.

Management of the Corporation believes that the potential effects on the Corporation's internal operations of the Year 2000 Issue can and will be addressed prior to the Year 2000. However, if required modifications or conversions are not made or are not completed on a timely basis prior to the Year 2000, the Year 2000 Issue could disrupt normal business operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include the Corporation temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of the Corporation to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such a scenario lasted, could have a material adverse effect on the Corporation. Because of the serious implications of these scenarios, the primary emphasis of the Corporation's Year 2000 efforts is to correct, with complete replacement if necessary, any systems or processes whose Year 2000 test results are not satisfactory prior to the Year 2000. Nevertheless, in the event one of the most reasonably likely worst case scenarios occur in the Year 2000, the Corporation has prepared a contingency plan that would allow for limited transactions, including the ability to make certain deposit withdrawals, until the Year 2000 problems are fixed.

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

At September 30, 1999, Haywood Bancshares had approximately
$33.6 million in cash, interest bearing balances in other banks, federal funds sold and investment securities. Management believes that the level of liquidity at September 30, 1999, is adequate and in compliance with regulatory requirements.

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

                                                (Continued)

Capital Resources
-----------------

As a North Carolina-chartered savings bank, Haywood Savings is subject to the capital requirements of the FDIC and the N.C. Administrator of Savings Institutions ("the Administrator").
The FDIC requires Haywood Savings to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be well-capitalized, the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to Haywood Savings is the allowance for loan losses. Risk-weighted assets reflect Haywood Savings' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. Haywood Savings is also subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3%, and a ratio of 5% to be "well capitalized." The Administrator requires a net worth equal to at least 5% of assets. At September 30, 1999, Haywood Savings was in compliance with all of the aforementioned capital requirements and is deemed to be "well capitalized". The Corporation must comply with FRB capital requirements which are substantially the same.

                                                    (Continued)

Recently Enacted Legislation
----------------------------

    On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Under the G-L-B Act, any bank holding company whose depository institution subsidiaries have satisfactory Community Reinvestment Act ("CRA") records may elect to become a financial holding company if it certifies to the Federal Reserve Board that all of its depository institution subsidiaries are well-capitalized and well-managed. Financial holding companies may engage in any activity that the Federal Reserve Board, after consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to a financial activity. Financial holding companies may also engage in activities that are complementary to financial activities and do not pose a substantial risk to the safety and soundness of their depository institution subsidiaries or the financial system generally. The G-L-B Act specifies that activities that are financial in nature include lending and investing activities, insurance and annuity underwriting and brokerage, financial, investment and economic advice, selling interests in pooled investment vehicles, securities underwriting, engaging in activities currently permitted to bank holding companies (including activities in which bank holding companies may currently engage outside the United States) and merchant banking through a
securities or insurance underwriting affiliate.    The Federal
Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities.

    The G-L-B Act permits well capitalized and well managed national banks with satisfactory CRA records to invest in financial subsidiaries that engage in activities that are financial in nature (or incidental thereto) on an agency basis. National banks that are among the 50 largest insured banks and have at least one issue of investment grade debt outstanding may invest in financial subsidiaries that engage in activities as principal other than insurance underwriting, real estate development or merchant banking. All national banks are given the authority to underwrite
municipal revenue bonds.   The aggregate total consolidated assets
of a national bank's financial subsidiaries may not exceed the lesser of 45% of the bank's total consolidated assets or $50 billion. A national bank would be required to deduct its investments in financial subsidiaries from its regulatory capital. National banks must also adopt procedures for protecting the bank against risks associated with the financial subsidiary and to preserve the separate corporate identity of the financial subsidiary. Financial subsidiaries of state and national banks (which include any subsidiary engaged in an activity not permitted to a national bank directly) would be treated as affiliates for purposes of the limitations on aggregate transactions with affiliates in Sections 23A and 23B of the Federal Reserve Act and for purposes of the anti-tying restrictions of the Bank Holding Company Act. State-chartered banks would be prohibited from investing in financial subsidiaries unless they would be well capitalized after deducting the amount of their investment from capital and observe the other safeguards applicable to national banks.

    The G-L-B Act imposes functional regulation on bank securities and insurance activities. Banks will only be exempt from SEC regulation as securities brokers if they limit their activities to those described in the G-L-B Act. Banks that advise mutual funds will be subject to the same SEC regulation as other investment advisors. Bank common trust funds will be regulated as mutual funds if they are advertised or offered for sale to the general public. National banks and their subsidiaries will be prohibited from underwriting insurance products other than those which they were lawfully underwriting as of January 1, 1999 and are prohibited from underwriting title insurance or tax-free annuities.

National banks may only sell title insurance in states in which state-chartered banks are authorized to sell title insurance. The G-L-B Act directs the federal banking agencies to promulgate regulations governing sales practices in connection with permissible bank sales of insurance.

                                                    (Continued)

---------------------------------------

    The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

    The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank System voluntary for federal savings associations.

    The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of CRA examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the CRA.

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

                                                     (Continued)

PART II.     OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits. The following exhibits are being filed with the report.

      Exhibit
      Number             Description
      -------            ------------

       27                Financial Data Schedule (EDGAR only)


      (b)    Reports on Form 8-K.  During the quarter ended
             September 30, 1999, the Registrant did not file any reports on Form 8-K.


                                                     (Continued)

                          SIGNATURES
                          ----------


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            HAYWOOD BANCSHARES, INC.
                                 (Registrant)




Date: November 12, 1999    By: /s/Larry R. Ammons
                               ----------------------
                               Larry R. Ammons
                               (President and Principal
                                Executive Officer)
                               (Duly Authorized Representative)




Date: November 12, 1999    By: /s/Jack T. Nichols
                               ----------------------
                               Jack T. Nichols
                               (Principal Financial Officer
                               and Principal Accounting Officer)